Form 10QSB
period 2003-03-31
JANE BUTEL CORP
filed 2003-05-22
CIK 1204853

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:                                   MARCH 31, 2003

COMMISSION FILE NO.  0-50104


                             JANE BUTEL CORPORATION
                  _____________________________________________
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


         FLORIDA                                         65-0327060
________________________________            ____________________________________
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                              125 SECOND STREET NW
                             ALBUQUERQUE, NM 87102
                    ________________________________________
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (505) 243-2622
                           ___________________________
                           (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,620,750 shares as of May 12, 2003.

Transitional Small Business Format:     NO
                                     _______

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements are located behind the signature page of this report.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States have been omitted. However, in the opinion of management, all adjustment's (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB filed with the Commission.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Financial Statements and related Notes thereto appearing elsewhere in this report.

Our major source of revenue is from our cooking school. The sale of books, videos, and food products is a small portion of our revenue at the current time. These additional revenue sources do serve to promote the cooking school and the image of Jane Butel. We have not received any revenues from syndication or licensing rights for broadcast of our television series but it is an important promotional tool.


RESULTS OF OPERATIONS:

a.       REVENUES

         The Company's revenues for the three months ended March 31, 2003 were $86,951 as compared to $42,656 for the three months ended March 31, 2002. The Company experienced a doubling in sales in this period, despite the fact that its third fiscal quarter is historically weak following the calendar year holiday season. Good publicity in major publications such as Bon Appetit, Frontier Airlines magazine and others, contributed to higher sales figures for the period. Also, a consulting contract with Campbell's Sales brought in $10,500. Revenues for the nine months ended March 31, 2003 were $203,415, down from $269,066 in the 2002 period.

         The PBS airing of our new television series gained revenues from cookbook sales of over $6,000. The show began airing September 7, 2002, meaning that there were no television series sales of cookbooks in the same period a year earlier.

b.       EXPENSES

         (1) Cost of Sales for the three months ended March 31, 2003, were $30,003 or 34.5% of our revenue compared to $10,194 for the three months ended March 31, 2002, or 23.8% of revenue. The increase was due primarily to higher discounts needed to secure sales. With the uncertain economy, we were competing with other travel-related businesses that were offering significant discounts to entice travelers. Cost of sales for the nine months ended March 31, 2003 were 31.7% of revenues compared to 12.3% in the 2002 period.


         (2) General and Administrative Expenses for the quarter ended March 31, 2003 were $78,097 compared to $57,332for the March 31, 2002 quarter. The most significant factors in this increase were increased professional fees related to the SEC filings and adjustments in depreciation and amortization related to non-cash assets.

         (3) Income Tax For the quarter ended March 31, 2003 the company recorded an income tax benefit of $7,190 compared to a tax benefit of $8,456 for the three months ended March 31, 2002. Thedecrease was due to the lower net operating loss.


c.       Net Loss

         The Company experienced a net loss of $13,958 for the quarter ended March 31, 2003 compared to a net loss of $16,414 for the quarter ended March 31, 2003. Increased sales and a decrease in general and administrative expenses were the primary factors in the decrease in the net loss.


d.       Earnings per Share

For the three months ended March 31, 2003, the Company recorded a net loss per share of $0.001 per share compared to a net loss of $0.001 per share for March 31, 2002.

     LIQUIDITY AND CAPITAL RESOURCES

         We have not had a consistent record of earnings and positive cash flow due to several factors, including the general reduction in travel after 9/11/01 and the investments we made in production of our videos, websites and television show. We had a negative working capital position of $166,854 as of March 31, 2003. For the nine months ended March 31, 2003, the Company used

$38,054 for operating activities compared to $10,848 for the nine months ended March 31, 2002. The increase was due primarily to adjustments taken for depreciation and amortization.

For the nine months ended March 31, 2003, cash provided from financing activities was $48,012 compared to cash used of $25,421 for the nine months ended March 31, 2002.

Although we believe we have sufficient funds for our operations, we are seeking to raise additional funds to pay off other current liabilities and fund growth. There can be no assurance that any new capital would be available to us or that adequate funds which may be needed for our operations, whether from our revenues or from new investors, will be available when needed or on terms satisfactory to us. The failure to obtain adequate additional financing may require us to curtail or scale back some or all of our current operations, and delay or eliminate our ability to introduce proposed new products and services. We may even be required to cease operations entirely in the event that if we do not generate sufficient funds from operations and investment to cover our short term capital needs, including our current liabilities. Any additional equity financing may involve substantial dilution to our current shareholders.


ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Executive and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Executive and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Executive and Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

   99.1 Certification by CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

   99.2 Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

    (b)      REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2003.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JANE BUTEL CORPORATION



May 15, 2003                            By:  S/ JANE BUTEL
                                        ____________________________________
                                           Jane Butel, President (principal
                                           executive and accounting officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jane Butel, certify that:

1.      I have reviewed this quarterly report on Form 10-QSB of Jane Butel
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)     Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003


/s/JANE BUTEL
_______________________
Jane Butel
Chief Executive Officer
                                       7

                CERTIFICATION OF EXECUTIVE AND ACCOUNTING OFFICER


I, Jane Butel, certify that:

1.      I have reviewed this quarterly report on Form 10-QSB of Jane Butel
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)      Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003


/s/JANE BUTEL
________________________________
Jane Butel
Executive and Accounting Officer

                              FINANCIAL STATEMENTS



                             JANE BUTEL CORPORATION
                           (FORMERLY EARTH LABS INC.)
                                  BALANCE SHEET
                                   (UNAUDITED)
                                                               ___________________________
                                                                 March            June 30
                                                                 2003              2002
                                                               ___________________________

                                   A S S E T S
   CURRENT ASSETS
       Cash                                                    $   7,268        $       -
       Inventory                                                  10,286           23,382
       Accounts Receivable net of allowance for bad debt          42,902            8,817
       Accounts Receivable - related party                        13,194           12,894
                                                               __________       __________
             Total Current Assets                                 73,650           45,093
   FIXED ASSETS
       Equipment                                                 114,095          114,095
       Leasehold Improvements                                     97,159           97,159
       Accumulated Depreciation                                 (175,251)        (142,989)
                                                               __________       __________
             Total Fixed Assets                                   36,003           68,265

   OTHER ASSETS
       Television Film Costs, net of Amortization                262,070          280,789
       Deferred Tax Benefit                                       30,189                -
       Websites, net of Amortization                              57,940           68,409
       Videos, net of amortization                                61,999           82,600
                                                               __________       __________
             Total Other Assets                                  412,198          431,798
                                                               __________       __________
             Total Assets                                      $ 521,852        $ 545,156
                                                               ==========       ==========

                                L I A B I L I T I E S

   CURRENT LIABILITIES
       Cash Overdraft                                                  -            2,690
       Accounts Payable                                           14,304           25,874
       Deferred Income Taxes                                           -            3,658
       Other Current Liabilities                                  52,100           40,594
       Notes Payable                                             160,500          130,000
       Accrued Settlements Payable                                13,600           13,600
                                                               __________       __________
             Total Current Liabilities                           240,504          216,416

   LONG-TERM LIABILITIES
       Notes Payable - Related Party                             261,610          244,098
                                                               __________       __________
             Total Long-Term Liabilities                         261,610          244,098
                                                                       -
                                                               __________       __________
             Total Liabilities                                   502,114          460,515

       Commitments and Contingencies                                   -                -

                             S T O C K H O L D E R S ' E Q U I T Y

   Preferred Stock
       2,500,000 authorized stock, $.001 par value                      -              -
       no shares outstanding
   Common Stock                                                   22,620           21,921

   Additional Paid-in-Capital                                     47,669           47,568
   Accumulated Surplus                                           (50,551)          15,152
                                                               __________       __________
             Total Stockholders' Equity (Deficit)                 19,738           84,641
                                                               __________       __________

             Total Liabilities and Stockholders' Equity          521,852          545,156
                                                               ==========       ==========

The accompanying notes are integral part of the consolidated financial statements



                             JANE BUTEL CORPORATION
                           (FORMERLY EARTH LABS INC.)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                 ______________________________________________________________________________
                                                     FOR THE             FOR THE              FOR THE              FOR THE
                                                  THREE MONTHS         THREE MONTHS         NINE MONTHS          NINE MONTHS
                                                  ENDING MARCH         ENDING MARCH       ENDING MARCH 31      ENDING MARCH 31
                                                 ______________________________________________________________________________
                                                      2003                 2002                 2003                 2002
                                                 ______________________________________________________________________________

REVENUES:
     Revenues                                       $    86,951          $    42,656          $   203,415          $   269,066
                                                 ______________________________________________________________________________
          Total Revenues                            $    86,951          $    42,656          $   203,415          $   269,066
EXPENSES:
     Cost of Sales                                       30,003               10,194               64,566               33,321
     Paryoll Expenses                                    12,933               13,390               43,457               31,631
     Occupancy Costs                                      4,863                4,500               15,282               14,406
     Professional Fees                                   14,920                4,098               26,853                4,557
     Interest Expense                                     4,666                2,004               16,172                6,706
     Depreciation and Amortization Expense               16,766                9,045               83,828               27,135
     Operating Expenses                                  23,949               24,295               52,808               51,230
                                                 ______________________________________________________________________________

          Total Expenses                                108,100               67,526              302,966              168,986

          Net Income (Loss) from Operations         $   (21,149)         $   (24,870)         $   (99,551)         $   100,080


PROVISION FOR INCOME TAXES:
     Income Tax Benefit/(Expense)                         7,190                8,456               33,847              (34,027)
                                                 ______________________________________________________________________________
          Net Income (Loss)                         $   (13,958)           $ (16,414)         $   (65,704)         $    66,053
                                                 ==============================================================================

Basic and Diluted Loss Per Common Share             $    (0.001)            $ (0.001)         $    (0.003)         $     0.003
                                                 ______________________________________________________________________________

Weighted Average number of Common Shares             22,620,750           22,404,083           22,287,417           21,820,750
     used in per share calculations              ==============================================================================


The accompanying notes are integral part of the consolidated financial statements



                             JANE BUTEL CORPORATION
                           (FORMERLY EARTH LABS INC.)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                                      _________________        _________________
                                                                            FOR THE                  FOR THE
                                                                      NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                           MARCH 31                 MARCH 31
                                                                      _________________        _________________
                                                                                2003                      2002
                                                                      _________________        _________________
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                                               $        (65,704)        $         66,053
      Changes in operating assets and liabilities:
             Depreciation Expense                                               32,262                   13,184
             Amortization Expense                                               51,566                    4,906
             Common Stock Issued for Services                                      700                        -
             (Increase)/Decrease Account Receivable                            (35,863)                 (19,345)
             (Increase)/Decrease Account Receivable Related Party                 (300)                 (25,000)
             (Increase) Decrease  in Inventory                                  13,196                  (14,282)
             increase/(Decrease) Accounts Payable                              (11,570)                 (29,756)
             increase/(Decrease) Deferred Taxes Payable                        (33,847)                  12,483
             Increase/(Decrease)  in Other Current Liablities                   11,506                    2,605
                                                                      _________________        _________________
             Total Adjustments                                                  27,650                  (55,205)
                                                                      _________________        _________________

Net Cash (Used in) Provided From  Operating Activities                $        (38,054)        $         10,848


Cash Flows from Investing Activities:

      Capital Expenditures                                                          -                        -
                                                                                    -                        -
                                                                      _________________        _________________

Net Cash Used in Investing Activities                                 $             -          $             -


Cash Flows from Financing Activities:

      Note Payable                                                              48,012                  (25,421)
                                                                      _________________        _________________
Net Cash Provided for Financing Activities                            $         48,012                 $(25,421)
                                                                      _________________        _________________

Net Increase (Decrease) in Cash                                       $          9,958                 $(14,573)

Cash Balance,  Begin Period                                                     (2,690)                $ 17,755
                                                                      _________________        _________________
Cash Balance,  End Period                                             $          7,268                 $  3,182
                                                                      =================        =================

Supplemental Disclosures:
      Cash Paid for interest                                          $          6,242         $            873
      Cash Paid for income taxes                                      $              -         $              -
      Common Stock Issued for Services                                $            700         $              -

 The accompanying notes are integral part of consolidated financial statements



         Notes to Financial Statements

         NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Jane Butel Corporation ("the Company") (formerly Earth Labs Inc.) was incorporated under the laws of the State of Florida in April 1992 as the Institute for Strategic Business Development, Inc. for the purpose of promoting and carrying on any lawful business for which a corporation may be incorporated under the laws of the State of Florida. The company has a total of 52,500,000 authorized shares with a par value of $.001 per share with 22,620,750 common shares issued and outstanding as of March 31, 2003. The Company has designated 2,500,000 as preferred stock and 50,000,000 as common stock. There is no preferred stock outstanding as of March 31, 2003. Both classes of stock have a par value of $.001.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company on March 31, 2003, and the results of their operations for the three and nine months ended March 31, 2003 and 2002, and their cash flows for the nine months ended March 31, 2003 and 2002.

                           Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tex-Mex Inc. a New Mexico corporation (incorporation date: June 25, 1991). All significant inter-company transactions have been eliminated in consolidation.

                               Federal Income Tax

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

                                Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTING METHOD
EARNINGS PER COMMON SHARE

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

NOTE 2 - ACQUISITIONS

On August 26, 2002, the Company entered into a Share Exchange Agreement with Tex-Mex Inc. (Tex-Mex), a New Mexico Corporation whereby Jane Butel exchanged all of her shares in Tex-Mex Inc. for 13,512,450 shares of the Company. Per the executed the agreement, she owns 60% of the Company. The exchange agreement is accounted for in a recapitalization of the subsidiary for accounting purposes and the asset and liabilities being recorded at their net equity value per the adoption of SFAS 141 and 142. The acquisition is being recorded as if it had occurred July 1, 2002, for financial reporting purposes.

PRO FORMA SUMMARY DATA

The following proforma summary data for the twelve months June 30, 2002 and 2001 presents the consolidated results of operations as if the acquisition of Tex-Mex made on August 26, 2002, had occurred on July 1, 2001 and 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as July 1, 2001 and 2000 or of results that may occur in the future.


                                                   Year Ended June 30,
                                              2002                      2001
                                        _______________________________________
Proforma Revenue                          $ 408,383                  $ 202,979
Proforma Net Income                          92,381                    (12,621)

Proforma net income per share                   Nil                     Nil

The financial statements presented are recorded as if the acquisition had occurred July 1, 2001.

Note 3  -  Common Stock

The company has a total of 52,500,000 authorized shares with a par value of $.001 per share and with 22,620,750 shares issued and outstanding as of March 31, 2003. The Company has designated 2,500,000 as preferred stock and 50,000,000 as common stock. Both classes of stock have a par value of $.001.

In August of 2002, the Company issued 700,000 shares to various individuals prior to the share exchange agreement. The common shares were valued at $.001 because the Company was inactive and not trading.

On August 26, 2002, the Company entered into a Share Exchange Agreement with Tex-Mex Inc. (Tex-Mex), a New Mexico Corporation whereby the Jane Butel exchanged all of her shares in Tex-Mex Inc. for 13,512,450 shares of the Company. The shares were recorded as the equity value of the assets received in the Company being $119,450.

Note 4  -  Note Payable - Related Parties

The Company entered into a promissory note payable with Jane Butel, individually, on June 28, 2002 in the amount of $244,098. The note matures on July 1, 2007 with accrued interest at the rate of 6.97% in the amount of $16,172 as of March 31, 2003.

NOTE 5 - NOTES PAYABLE

The company executed a note payable on February 9, 2001 for one hundred thousand dollars ($100,000) payable to James and Lila Dickey at six percent (6%) per annum. Interest on the note is due in monthly installments and the principal matured February 9, 2003. The note is secured by receivables from the direct sale of cookbooks, from the TV Series, of JANE BUTEL'S SOUTHWESTERN KITCHEN .

In the third fiscal quarter of 2003, a lawsuit was filed against the company on January 24, 2003, for two notes totaling $113,250, plus the payment of royalties on cookbook sales generated by the television series of $300,000 to be paid back by $2.00 a cookbook and an additional note of $13,750 to be paid back at the rate of $5.00 a cookbook, and to be paid before the $300,000 book royalty payments.

The Company entered in a note with Janet E Freeman Trust in August 2002 in the amount of $25,000. The note carries interest at the rate of 10% and matures July, 25, 2003.

As of March 31, 2003, the company is also indebted to two unrelated individuals for $1,000 and $2,000 respectively.

Note 6  -  Related Parties
There exist related party relationships with Jane Butel in the form of a Note Payable in the amount of $261,610 as principal stockholder and officer.

Also, there exists a related party relationship with Pecos Valley Spice Company in the form of a Note Receivable and sale of spice products to the Company's customers.

Note 7  -  Lease

The Company's subsidiary Tex-Mex entered into a lease agreement with the LaPosada Hotel in Albuquerque, New Mexico for 2,900 square feet office and cooking school space. The lease was originally signed in June 1997 and covered the term from July 1, 1997 to June 30, 2002 at the rate of $1,500 per month. Since the lease has expired, the Company is currently extending the lease on a month to month basis.
                                       14