Form 10KSB
period 2003-06-30
JANE BUTEL CORP
filed 2003-10-06
CIK 1204853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934


        For the transition period from ______________ to________________


                        Commission file number 000-50104


                             JANE BUTEL CORPORATION
                 ______________________________________________
                 (Name of small business issuer in its charter)


            Florida                                              65-0327060
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                   125 Second Street NW, Albuquerque, NM 87102
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)


                                (505) 243-2622
                            _________________________
                            Issuer's telephone number


         Securities registered under Section 12(b) of the Exchange Act:


                                                     Name of each exchange
       Title of each class                            on which registered
       ___________________                           _____________________

              None                                           None


         Securities registered under Section 12(g) of the Exchange Act:


                                  Common Stock
                                ________________
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $220,748

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. There is no market for registrant's common stock and no shares were sold within the last 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 22,620,750 shares of common stock are outstanding as of October 3, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]




                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.


History

We were incorporated in the State of Florida in April 1992 under the name Institute for Strategic Business Development, Inc. to engage in the business of providing business consulting, planning and counseling services to small and medium sized businesses and as a resource center for business consultants. In December 1996 we acquired Earth Labs, Inc., a health and beauty aid company, and changed our name to Earth Labs, Inc. in January 1997. We cancelled the acquisition of this company later in 1997 with the consent of the shareholders of this company and the shares we issued were returned and cancelled. In January 1999 we acquired a majority interest in U'i Hawaii, Inc., a Hawaii corporation, which was seeking to develop a line of skin care products. This company was unable to bring any products to market due to insufficient working capital and we sold it in 2002. In September 2002 we acquired Tex-Mex, Inc., a New Mexico corporation. In October 2002 we changed our name to Jane Butel Corporation.

Our Business

Through our wholly-owned subsidiary, Tex-Mex, Inc., we offer products and services promoting the cuisine and lifestyle of the Southwest, including the Jane Butel Cooking School in Albuquerque, New Mexico and Jane Butel's Southwestern Kitchen television show. We market Jane Butel's Southwestern cookbooks and videos and are the exclusive distributor of Pecos Valley spices. We plan to develop additional products and services such as a cooking club and publishing division and to establish the Jane Butel brand as the premier source of high quality information related to Southwestern cuisine and lifestyle.

We depend on the leisure travel market for a good portion of our revenues and do not have a consistent record of profitable operations. We had a loss of $10,286 in the three months ended September 30, 2002 compared to net income of $36,042 for the three months ended September 30, 2001. Our independent auditor has modified its report on our financial statements to express concern about our ability to survive as a going concern.
Our offices are located at 125 Second Street NW, Albuquerque, New Mexico 87102 and our telephone number is 505-243-2622.

Although mainstream Americans seeking new and different tastes have made a number of ethnic or regional cuisines popular beyond their origins, in the late 1970's, the Southwestern taste was a distant third in popularity to Italian and Oriental (now Asian) cooking. The signs of the increasing popularity of Southwestern foods attracted Jane Butel's interest in the late 1970's while she was Vice President of Corporate Marketing at American Express. At that time she had already written the manuscript for her first Tex-Mex cookbook, which was published in 1980. She had been frequently tapped by food makers Ortega and Old El Paso for marketing assistance. She left her position with American Express in 1978 to establish Pecos Valley Spice Co. and to begin writing, consulting and teaching Southwestern cooking. In 1983, she opened the first vacation full-participation Southwestern cooking school in Santa Fe, New Mexico and moved it to Albuquerque, New Mexico in 1993.

Jane has now written and published 16 Southwestern cookbooks and the Jane Butel Cooking School has been cited as one of the four best in the world by Bon Appetit magazine, with a circulation of 1,230,626 per month. As a result of frequent appearances on such national TV shows as The Today Show, Good Morning America and Live! with Regis her status as an authority on Southwestern lifestyles and cooking has been established. Jane now has her own television series, "Jane Butel's Southwestern Kitchen", launching in the fall of 2002, on PBS. This show is offered to all PBS stations and is currently running on stations averaging 41% of the U.S. population. No individual PBS station is required to run our show.

Southwestern foods are now reported to be the most popular taste in America, according to Cahners Business Information in November 1999. In the U.S., tortillas now outsell all classes of breads--including muffins and bagels. Margaritas outsell all other cocktails. The Grocery Manufactures of America reported in December 1999 that salsa is the second most popular condiment (ketchup is number one) and grossed $1.6 billion in 1999, an increase of 196% over 1983. Part of this popularity can be attributed to the healthful aspects of salsas, tortillas and Southwestern foods in general. The increased popularity of Southwestern foods may not impact our revenues.

Our objective is to become a leading supplier of products, services and information related to Southwestern cuisine and lifestyle. Principal elements of our strategy include the following:

      o Expand awareness of the "Jane Butel" brand name as the premiere source of high quality information and products related to the Southwestern lifestyle and cuisine.

      o Leverage the "Jane Butel" brand name across a range of products and services related to the Southwestern lifestyle.

      o Expand our current services and products and introduce new ones on a timely basis.

We currently generate revenues from the following sources:

      o     Tuition from our cooking school programs

      o     Sale of Jane Butel cookbooks and videos

      o Sale of Pecos Valley Spice Co. products which include spices and utensils for Southwestern recipes, cooking kits, and other Southwestern cooking products.

Our product sales are made at the cooking school, on our web sites and through our mail order catalog. We also sell Jane Butel cookbooks through commercials and promotions associated with our television shows.

Our Cooking School Programs

The Jane Butel Southwestern Cooking School has a variety of programs to teach Southwestern cuisine preparation. We have programs for both amateurs and the more experienced cooks. However, we are not a professional culinary arts training school and our programs are not designed to train professional chefs. Our courses teach both the history and techniques of Southwestern cuisine.

Our cooking school is located in the La Posada Hotel in Albuquerque, New Mexico, which has been designated as a National Historic Landmark. We also use our cooking school location as the production studio for our television programs.

Our courses include a week long program which is ideal for those attending our cooking school in conjunction with a vacation. The class meets three hours each day for five days for hands on instruction and two evenings when the class dines together at local restaurants in Albuquerque.

Luncheon consists of the dishes prepared by the students each morning. The class includes preparation of classic dishes as well as newer innovations and low-fat methods. The advanced week long class is designed for the more serious cook and features preparation of more complicated recipes in subjects such as menu planning, party presentation, Southwestern ingredients, low-fat versions of Southwestern favorites, plating and presentation and recipe development and construction.

Our weekend course begins with a cocktail reception Friday evening followed by a four hour full participation class and six hour sessions on the following Saturday and Sunday.

Single day classes are offered in such subjects as culinary techniques and more specialized techniques covering a single subject such as sauces, meats and vegetables. Traditional New Mexican cooking, Southwestern grilling, Quick and Easy and Lite cooking are also offered. We also teach the University of New Mexico Continuing Education full participation classes. We also offer "lunch and learn" programs which are demonstration programs rather than full participation programs.

The following table sets forth the fees for the major programs we offer:

Course                        Days              Tuition
______                        ____              _______

Full Participation week long    5               $1995, includes 5 nights lodging
based on double occupancy                       ($2100 as of January 1, 2004)

Full Participation weekend      3               $ 995, includes 3 nights lodging
based on double occupancy                       ($1100 as of January 1, 2004)

Day class                       1               $ 250
week long or weekend                            ($350 as of January 1, 2004)

Full participation session      1               $ 150

Demonstration classes           1               $40 to $55, depending on class

We have revised prices effective January 1, 2004 as indicated. All of our programs require payment in full prior to taking the course. We do not offer financial aid.

Our school features six cooking areas so we can accommodate up to 18 students in each of our full participation courses. In our full participation courses each student can produce each of our recipes since there are no more than three students at each of our fully equipped cooking areas. Our demonstration programs can accommodate up to 50 students.


Additional programs

Besides our regularly scheduled courses, we also offer private group courses, team building classes, visiting chef demonstrations and culinary tours. Our week long courses are particularly geared towards vacationers seeking both instruction in Southwestern cooking and sightseeing in Albuquerque and Sante Fe. Because our classes are offered in the morning, this leaves time for such additional activities.

Retail sales

Jane Butel has authored 16 books on Southwestern cooking which are available for sale at our cooking school and our world wide website on the Internet. We purchase these books at author's discount from the publishers who are unaffiliated with Jane Butel Corporation. The retail area at the cooking school, which we call the Pantry features pure Pecos Valley Spice Co., chiles, herbs, spices, corn products, and hard-to-find equipment and gadgets for Southwestern cooking. Native pottery, Southwestern serving dishes and ready to eat items such as salsas are also stocked as well as the Jane Butel videos. Also we sell our food products, cookbooks and cooking videos at our website www.janebutel.com and www.pecosvalley.com.

We also publish a catalog, which we call the Cookalog, which features most of the items available in the Pantry.

Jane Butel Cooking Videos

We have produced and offer for sale 12 videos each of which features preparation of Southwestern traditional menus. Information about Southwestern culture and history is presented along with preparation of the featured recipes. Each video is sold for $19.95 and the entire video collection is available for $199.95. They can be purchased at the school or on our web site. We pay the production company 10% of our revenues from sales of the videos until we have paid a total of $12,000.

Jane Butel's Southwestern Kitchen TV Series

Cooking shows have proven to be a popular staple on television, particularly the Public Broadcasting System stations, since the pioneering efforts of Julia Child. More recently, cable television networks have begun to offer food related programs, including at least one full time food channel and a number of lifestyle channels which feature food programs along with other offerings.

Jane Butel's Southwestern Kitchen TV series was developed after requests from public TV stations for Jane to do a show. The series features Jane's friendly, approachable style - proven successful in the over 4 million cookbooks she has sold and the reviews she received when the show was tested in Texas, Florida, North Carolina and Pennsylvania. Thirty shows have been completed and are in distribution.

The series was distributed first to America 1 Network, a 24 hour broadcast network that provides western and equestrian lifestyle based programming to over 130 broadcast affiliate stations across the U.S. and streaming video on its Internet site, starting December 1, 2001. PBS began airing the show September 7, 2002 and is currently covering 41% of the U.S. population.

We are responsible for the cost of producing the series and own all the rights to the shows. Under our agreement with America 1 Network, we receive 50% of revenues from advertising after payment of sales commissions and agency fees from sale of five minutes of commercial time on each half-hour show. Two minutes of commercial time are provided the affiliate station airing the show. We and the America 1 Network can sell the commercial time to sponsors and we coordinate bookings to avoid conflicts. We have not received any revenues from American 1 Network as of the date hereof.

For the PBS Network, we have signed a distribution agreement with Association for Community Television on behalf of PBS station KUHT of Houston, Texas. KUHT acts as the presenting station of our show and offers it to other PBS stations. We are responsible for certain costs of promotion to the other PBS stations such as press kits and station relations. Commercial time is not generally sold on PBS stations. Rather, we offer a special edition of "Jane Butel's Southwestern Kitchen" cookbook through a toll-free telephone number. We pay KUHT $3.00 for each book sold until it has received $10,000 and then $1.50 until it has received a total of $30,000. KUHT will also receive 5% of the per book price which it remits to American Public Television. As of August 31, 2003, we have sold 680 cookbooks through this program.Public television stations may show the series for three years from the first release. We also pay $2.00 per book to a non-affiliated lender to pay off a loan of $100,000 which we borrowed for production of the TV series. We have agreed to pay an aggregate of $400,000 on such loan. We also pay $5.00 per book to pay a total of two loans, a demand note for $13,750 and a note for $13,250.

In February 2003, we filmed a single show for the Food Network, a cable TV network. This show has aired on the Food Network a number of times.

We are in discussion with KNME, an Albaquerque, NM television station, for a new Southwestern cooking show. There are currently no commitments for such show.

Plans for the future

We have plans to introduce new products and services in an effort to leverage the "Jane Butel" brand name across a range of products and services related to the Southwestern lifestyle. Our ability to introduce the following products and services is dependent upon our securing additional working capital. We have no definitive financing arrangements to obtain working capital for such projects.

Even if we are successful in introducing one or more of the following projects into the marketplace, there can be no assurance that they will result in revenues or profits to us.

Additional locations for our Cooking School

We are planning to offer our cooking school programs in Santa Fe, New Mexico and other destination resorts. No commitments for such additional locations have been made and there can be no assurance our expansion plans will be undertaken.

Jane Butel's Southwestern Cooking Club

Our proposed Cooking Club will offer kits on a subscription basis to be sent every other month. Kits will start with a Jane Butel Cooking Video and the ingredients to create the recipes in a video. For example, the Bowl O' Red video will be coupled with the hard-to-find chiles, comino and blue corn flour--enough to feed a party of 30 or to create several meals at home. We believe that this program can join other successful subscription-based clubs and kits which are currently available in such areas as gardening, wine, coffee and other food products.

Do-it-yourself kits are a growing business nationwide. Martha Stewart Omnimedia is known to be successful at selling millions of home decorating kits.

Jane Butel's Southwestern Cooking Club will explore other venues such as, children's cooking clubs, pet owner's clubs and clubs for other special interest groups.

Publishing Division

We plan to establish a publishing division to secure publishing contracts from major publishers, such as the Berkeley Publishing Group and Harmony, a division of Random House, both of which have published Jane's books and have requested more Jane Butel titles to publish. We are planning a series of cookbooks. Single subject books as well as specialty and "favorites" cookbooks are being developed from books and booklets Jane Butel has written but which are now out of print. The cookbooks will take advantage of Butel's easy-to-follow style and popularity. Six of Jane's cookbooks have sold over 100,000 copies, which confers "best-seller" status. The expanded visibility from the television show and increased publicity from the overall expansion of the business is projected to attract publishers and book buyers.

Pecos Valley Spice Co.

Pecos Valley Spice Co. founded in 1978 by Jane Butel offers pure, highest quality chiles, herbs, spices and hard-to-find ingredients and tools for

Southwestern cooking. Products are offered for retail sale through "The Pantry" at the Cooking School and by mail order through the "Cookalog" and on the Internet. An exclusive distribution agreement has been developed between Jane Butel Corporation and Pecos Valley Spice for the production and marketing of Pecos Valley's products. Under such agreement, Jane Butel Corporation is the exclusive distributor for Pecos Valley Spice Company and purchases products at wholesale prices which we sell at the Pantry on the Internet and by catalog.

Consumer interest in Southwestern food products is strong and continues to grow as evidenced by The Internet Food Channel report in 1999 that states, "The continued national interest in bold, regional American flavors (such as Southwest, Cajun and Creole) by chefs, cookbook authors and consumers has helped the condiment and spicy-foods market to grow like wildfire in recent years." We believe Pecos Valley Spice Co. will benefit from this shift in American food habits. Pecos Valley plans a line of finished foods to include salsa and snack items. Kits, gift baskets and Southwestern seasoning mixes are also in development.

We operate three Internet websites. They are for the Jane Butel Southwestern Cooking School, Jane Butel's Southwestern Cooking Television show and Pecos Valley Spice Co. We plan to expand them to increase marketing and sales as well as develop more hyperlinks to related businesses.

Advertising and promotion

Our main method of promoting our products and services is through the continuing publicity generated by the cooking school, television show, and personal appearances of Jane Butel. Each person who has inquired about the school, the products or the show is maintained in a data base for continuous marketing, as well as the cross promotion of our various divisions, such as the offering of books, classes and spices in conjunction with our television show.

Competition

All of our current and proposed operations compete with numerous other similar enterprises, including other cooking schools, food-related television shows and cookbooks. We believe that we can successfully compete based on the interest in Southwestern cuisine and Jane Butel's energy in promoting awareness of Southwestern cuisine and our products and services.

Employees

We currently have five full-time employees and five part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

Our facilities are at the La Posada Hotel, our five year lease expired in July 2002 and we are currently occupying the premises on a month-to-month basis at a rental of $1,553.26 per month. We are seeking a larger facility for the school and television set, a laboratory for teaching techniques classes and for recipe and product development and space for all management to be housed in one centralized facility, but there can be no assurance that such larger facility will be available within our budget. If we lose our space at La Posada, we believe we could replace it in nearby facilities at comparable rental.

ITEM 3.  LEGAL PROCEEDINGS.

On January 24, 2003 a suit was filed against us in Second Judicial District Court, Bernalillo County, New Mexico by James Allen Dickey and Lila Dickey seeking a judgement for two notes totalling $113,250 plus interest. We borrowed such sums in 2001. We agreed to repay a $100,000 loan on February 9, 2003 and to pay an additional $300,000 based on $2.00 per cookbook sold on our TV programs. We agreed to pay a $13,750 loan on demand and pay an additional $13,250 based on $5.00 per cookbook sold. Jane Butel and spouse guaranteed payment up to $113,250 each and were also named as defendants. On August 19, 2003 we agreed to restructure such debt and pay it as follows: the principal due the lenders was increased to $137,500 including past due interest and attorney fees. We pay a monthly minimum payment of $610 per month starting September 15, 2003 plus $2.00 per cookbook we sell. After the entire $137,500 is paid, plus interest from August 10, 2003, the cookbook payment increases to $5.00 per book until an additional $300,000 is paid. Any balance on the $137,500 loan which has not been paid by August 15, 2005 is due at that time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no public trading market for our common stock. Management's strategy is to seek to have the common stock trade on the over-the-counter market and quoted on the OTC Bulletin Board as soon as practicable. However, to date we have not solicited any broker/dealers to become market- makers of our common stock. There can be no assurance that an active trading market for the common stock will develop or be sustained.

There are no restrictions on the payment of dividends. However we have not paid any dividends and there is no present plan to do so.

As of September 15, 2003 there were approximately 82 holders of record of our common stock.

The following securities were issued within the year ended June 30, 2003 without registration under the Securities Act of 1933.

In August 2002 Earth Labs, Inc., which is now named Jane Butel Corporation issued 700,000 shares of our common stock to 16 persons who were minority shareholders of shares of U'i Hawaii, Inc. When they purchased their shares in U'i Hawaii, Inc. in a private placement in January 1999 their shares were to convert to shares of Earth Labs, Inc. (now Jane Butel Corporation) and we received the U'i Hawaii, Inc. shares from these shareholders. The U'i Hawaii, Inc. shares were issued pursuant to an exemption from registration under the Securities Act of 1933 under Section 4(2). The shareholders signed an investment letter acknowledging their shares were not registered and were offered the opportunity to meet with our officers and inspect the books and records. Such shares contain a restricted legend referring to the restrictions on sale or transfer and the transfer agent has been notified not to allow a transfer of the shares.

In September 2002 we issued 13,512,450 shares of our common stock to Jane Butel in exchange for all of the issued and outstanding shares of Tex-Mex, Inc. These shares were issued without registration under the Securities Act of 1933 pursuant to the exemption from registration under Section 4(2) of the Act. In connection with the issuance of these shares the shareholder was offered full access to our books, records and financial information and had the opportunity to discuss the investment with officers of the company. The shareholder acknowledged that the shares were being acquired for investment and not for distribution and that such shares would be issued without registration under the Securities Act of 1933. The shareholder further agreed that the shares being acquired would not be sold or transferred without being registered under the Securities Act of 1933 or pursuant to an exemption from such registration. The certificates for the shares contained a legend referring the restrictions on sale or transfer and the transfer agent has been notified not to allow a transfer of the shares.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Financial Statements and related notes thereto appearing elsewhere.

Overview

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002

We had revenues of $220,748 during the fiscal year ended June 30, 2003 compared to $330,063 in fiscal year ended June 30, 2002. This decrease was due partly to our continuing lack of a full time salesperson available to convert leads and inquiries concerning our cooking school into paid tuitions during the 2002-2003 period. Additionally, the economic downturn continued from 2002, resulting in a decline in leisure travel and purchase of large ticket travel. Weekend classes totaled $77,146.83 in the fiscal year ending June 30, 2003, and continued to outsell weeklong classes almost two to one. (Generally, weeklong classes account for our largest sales.) Week long classes in the year ending June 30, 2003 were $48,645, contrasting with $111, 079 in year ended June 30, 2002. Our weekend class sales were also down. Our weekend sales were $89,143 for the fiscal year ended June 30, 2002. A great deal of the difference was due to the loss of the business of a wholesale tour operator in 2002, due to the sale of their business. We did increase demonstration classes, team building classes, culinary technique classes, conducted a culinary tour to Mexico and consulting, which made up added revenue of $46,279 to add revenue to assist with the lack of weeklong and weekend sales. Sales of cookbooks and spices made up the balance of sales.

This decline in revenue was accompanied by an increase in operating expenses in the 2003 period to $410,156 or 17 per cent higher than $340,063 in 2002 . The increased costs we experienced in this period included $32,000 additional costs in Professional fees for accounting, auditing and legal fees related to filing a registration statement with the SEC. Depreciation and Amorization expense accounted for $61,000 more than in the fiscal year ending June 30, 2002. These two items more than account for the approximately $70,000 increase in expenses. These two factors combined with the significant drop in sales due to the economic climate, terrorist fears, and the war significantly reduced sales, resulting in a net loss of $189,408 in cost of operations in the fiscal year ended June 30, 2003 compared to only a net loss of $10,588 in fiscal 2002

There were one-time startup costs in the June 30, 2003 fiscal year for the launch of the TV show. The biggest of those items in the cost of sales were the cost of establishing a distribution center for the sale of cookbooks costing $7,271 and the cost of dubbing the TV show to send for distribution of $8,700. We had Payroll of $53,583 in the current fiscal year as opposed to $49,043 in 2002.

Our impairment loss was approximately $11,000 less than in the past fiscal year. Operating expenses were about $13,500 less than in fiscal year 2002, due to less room costs because of less weeklong and weekend sales.

LIQUIDITY AND CAPITAL RESOURCES

We have not had a consistent record of earnings and positive cash flow due to several factors, including the general reduction in travel after 9/11/01 and the investments we made in production of our videos, websites and television show. As of June 30, 2003 our liabilities were $553,269 and our assets were $476,221.

We are seeking $500,000 to assure our ability to pay off our current contractual obligations, including a defaulted loan that was restructured. We are also seeking to raise $1,500,000 to $2,000,000 in equity capital to introduce additional products and services as discussed in "Business - Plans for the future". However, we have no definitive financing arrangements and there can be no assurance that any new capital would be available to us or that adequate funds for our operations either whether from our revenues or from new investors, will be available when needed or on terms satisfactory to us. The failure to obtain adequate additional financing may require us to curtail or scale back some or all of our current operations, and delay or eliminate our ability to introduce proposed new products and services. We may even be required to cease operations entirely in the event that if we do not generate sufficient funds from operations and investment to cover our short term capital needs, including contractual obligations (as stated above) due in less than one year. Any additional equity financing may involve substantial dilution to our current shareholders.

BARTER TRANSACTION

We exchanged promotional mentions on our America One television series for web site development services from an independent web site developer. The promotional mentions will run from December 2001 to November 2003. The web site was substantially completed in Spring 2002. We recognized $15,664 of Other Income/Barter Revenue in fiscal 2002 and $46,992 in fiscal 2003. We measured such revenue on the basis of our estimate of the fair market value of the web site we received of $78,320 which we based on our experience in negotiating for web site development services from this and other web site developers on a cash basis. We are recognizing such income ratably over a period of 20 months from March 1, 2002 to November 1, 2003. We do not anticipate engaging in similar transactions.

OBLIGATIONS AND COMMITMENTS

The following table reflects our contractual obligations and other commercial commitments as of June 30, 2003. This table does not include trade payables and other operating expenses not subject to written commitments such as salaries. Our rent, currently at the rate of $1,553 per month, is on a month-to-month basis.

                   Payments Due By Period as of June 30, 2003
                   __________________________________________

                                       Less Than
                         Total          1 Year        1-3 Years       4-5 Years
________________________________________________________________________________

Short-Term Debt         $185,199       $185,199(2)
________________________________________________________________________________

Long-Term Debt-
  Related Party(1)      $269,313                                      $269,313
________________________________________________________________________________

Total Contractual
  Obligations           $454,512       $185,199                       $269,313
________________________________________________________________________________

(1) represents a note in the amount of $244,098 due to Jane Butel plus interest

(2) does not reflect restructuring the payout on the loan discussed in "Legal Proceedings"



RELATED PARTY TRANSACTIONS

We have a ten year agreement to be exclusive distributor of food and other products produced by Pecos Valley Spice Co., which is owned by Jane Butel and others. We are not required to purchase any minimum amount of product from Pecos Valley and purchase only what we believe necessary to meet anticipated demand. We pay Pecos Valley a fixed price for the products we purchase from them at a level of 50% of our sales price. We hold a promissory note from Pecos Valley in the amount of $12,894 which is due on demand or on June 30, 2003. We do not charge interest on this note.

We owe Jane Butel $244,098 for money we borrowed from her. We issued a promissory note payable on July 1, 2007 with interest at 6.97%.

Jane Butel and her spouse have each guaranteed $113,250 of our loans from unaffiliated lenders which have been restructured after a default. See "Litigation".

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60.

Allowances for refunds and product returns. We may grant our customers the right to return products which they do not find satisfactory. Upon sale, we evaluate the need to record a provision for product returns based on our historical experience, economic trends and changes in customer demand.

Allowances for doubtful accounts receivable. We maintain allowances for doubtful accounts to cover uncollectible accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large accounts. If, for example, the financial condition of our customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required.

Provisions for inventory obsolescence. We may need to record a provision for estimated obsolescence and shrinkage of inventory. Our estimates would consider the cost of inventory, the estimated market value, the shelf life of the inventory and our historical experience. If there are changes to these estimates, provisions for inventory obsolescence may be necessary.

Value of long lived assets. We capitalize and amortize the costs incurred in developing our television show and cooking videos. We also carry other long lived assets on our balance sheet. We evaluate the carrying values of such assets and may be required to reduce the value in the event we determine if the value is impaired from the current carrying among.

Risk Factors

We have identified the following as the major risks facing our business.

      WE HAVE NO ARRANGEMENTS OR SOURCES OF ADDITIONAL CAPITAL AND MAY HAVE TO CURTAIL OUR OPERATIONS IF ADDITIONAL CAPITAL IS NEEDED BUT IS NOT AVAILABLE.

      Although we had net income in fiscal 2002 we lost money in fiscal 2003. If we were to continue to lose money due to reduced attendance at our cooking school or increased expenses we would require additional capital to maintain operations. There can be no assurance that we can obtain additional capital if this pattern continues. We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business.

      DEPENDENCE ON THE SERVICES AND IMAGE OF JANE BUTEL

      Our operations are substantially reliant on the availability of the services and image of Jane Butel. In the event she were unable to continue to provide her services to us, we may not be able to continue our operations. We have no employment contract with Jane Butel and do not have a life insurance policy on her.

      WE ARE DEPENDENT ON THE LEISURE TRAVEL MARKET

      A number of our students attend our cooking school in conjunction with a vacation. If the leisure travel market were to be disrupted due to economic conditions or reluctance of people to travel due to hostilities or renewed terrorism, our revenues would be reduced.

ITEM 7.  FINANCIAL STATEMENTS.



                             JANE BUTEL CORPORATION


                                  June 30, 2003

Board of Directors
Jane Butel Corporation


                          INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Jane Butel Corporation (Company) (formerly Earth Labs Inc.) as of June 30, 2003 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the twelve month period ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative working capital that raise substantial doubt about its ability to continue as a going concern. This is further explained in the notes to financial statements.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and the results of its operations and its cash flows for the twelve month period ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.




                                Clyde Bailey P.C.
San Antonio, Texas
September 13, 2003


                             JANE BUTEL CORPORATION
                                 BALANCE SHEETS

                                                            __________________________
                                                                  As of June 30
                                                               2003             2002
                                                            __________________________
                                   A S S E T S

Current Assets
______________
     Cash                                                   $   1,011        $       -
     Inventory                                                 27,044           23,382
     Accounts Receivable net of allowance for bad debt          5,156            8,817
     Accounts Receivable - related party                       12,894           12,894
                                                            _________        _________
           Total Current Assets                                46,105           45,093

Fixed Assets
____________
     Equipment                                                114,095          114,095
     Leasehold Improvements                                    97,159           97,159
     Accumulated Depreciation                                (191,778)        (165,197)
                                                            _________        _________
           Total Fixed Assets                                  19,476           46,057

Other Assets
____________
     Deferred Tax Benefit                                      61,933            7,629
     Television Film Costs                                    240,862          280,789
     Websites, net of amortization                             48,252           74,319
     Videos, net of amortization                               59,593           76,689
                                                            _________        _________
           Total Other Assets                                 410,640          439,426
                                                            _________        _________
           Total Assets                                     $ 476,221        $ 530,576
                                                            =========        =========
                              L I A B I L I T I E S

Current Liabilities
___________________
     Cash Overdraft                                                 -            2,690
     Accounts Payable                                          72,745           25,874
     Deferred Income                                           15,664           62,656
     Other Current Liabilities                                 52,162           40,594
     Notes Payable                                            155,000          130,000
     Accrued Settlements Payable                               13,600           13,600
                                                            _________        _________
           Total Current Liabilities                          309,171          275,414

Long-Term Liabilities
     Notes Payable - Related Party                            244,098          244,098
                                                            _________        _________
           Total Long-Term Liabilities                        244,098          244,098
                                                                    -
                                                            _________        _________
           Total Liabilities                                  553,269          519,512

     Commitments and Contingencies                             16,599                -

        S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock                                                     -                -
     5,000,000 authorized shares, $1.00 par value
     none issued
Common Stock                                                   22,621           21,921
     50,000,000 authorized shares, $.001 par value
     22,620,750 and 21,920,750 shares issued and
     outstanding

Additional Paid-in-Capital                                     47,568           47,568
Accumulated Deficit                                          (163,836)         (58,425)
                                                            _________        _________
           Total Stockholders' Equity (Deficit)               (93,647)          11,064
                                                            _________        _________
           Total Liabilities and Stockholders' Equity         476,221          530,576
                                                            =========        =========

The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                             STATEMENT OF OPERATIONS

                                                                  ______________     ______________
                                                                      For the            For the
                                                                       Year                Year
                                                                  Ending June 30     Ending June 30
                                                                  ______________     ______________
                                                                       2003                2002
                                                                  ______________     ______________

Revenues:
_________
     Revenues                                                        $  220,748          $ 330,063
                                                                  ______________     ______________
          Total Revenues                                             $  220,748          $ 330,063

Expenses:
     Cost of Sales                                                       83,670             85,161
     Payroll Expenses                                                    53,583             49,043
     Occupancy Costs                                                     19,713             21,697
     Professional Fees                                                   36,152              4,204
     Interest Expense                                                    32,193             31,836
     Impairment Loss                                                     24,199             35,400
     Depreciation and Amortization Expense                              102,722             41,945
     Operating Expenses                                                  58,624             71,365
                                                                  ______________     ______________
          Total Expenses                                                410,856            340,651

          Net Income (Loss) from Operations                          $ (190,108)         $ (10,588)

Other Income and Expenses:
__________________________
          Barter Revenue                                             $   46,992          $  15,664
          Other Expenses                                                (16,599)                 -
                                                                  ______________     ______________
          Total Other Income and Expenses                            $   30,393          $  15,664

          Net Income before taxes                                    $ (159,715)         $   5,076

Provision for Income Taxes:
___________________________

     Income Tax Benefit/(Expense)                                        54,304               (761)
                                                                  ______________     ______________
          Net Income (Loss)                                          $ (105,411)         $   4,315
                                                                  ==============     ==============

Basic and Diluted Loss Per Common Share                                   (0.00)              0.00
                                                                  ______________     ______________
Weighted Average number of Common Shares                             21,820,750         21,845,750
     used in per share calculations                               ==============     ==============


The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                    $.001 par value
                                                    Common           Paid-In         Deficit        Stockholders'
                                      Shares        Stock            Capital       Accumulated         Equity
                                     __________     _______________  ________      ___________      _____________


   Balance, June 30, 2001            21,820,750         21,821       (13,821)          (62,740)       (54,740)
                                     __________     _______________  ________      ___________      _____________

   Issuance of Shares for Services      100,000            100        61,389                 -         61,489

   Net Income  (Loss)                                                                    4,315          4,315
                                     __________     _______________  ________      ___________      _____________
   Balance, June 30 2002             21,920,750         21,921        47,568         $ (58,425)      $ 11,064

   Issuance of Shares                   700,000            700                                            700

   Net Income  (Loss)                                                                 (105,411)      (105,411)
                                     __________     _______________  ________      ____________     _____________
   Balance, June 30 2003             22,620,750       $ 22,621       $47,568        $ (163,836)     $ (93,647)
                                     ==========     =============== =========      ============     =============



The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                             STATEMENT OF CASH FLOWS


                                                                                         __________           __________
                                                                                          For the              For the
                                                                                         Year Ended           Year Ended
                                                                                          June 30              June 30
                                                                                         __________           __________
                                                                                            2003                 2002
                                                                                         __________           __________


Cash Flows from Operating Activities:
_____________________________________

      Net Income (Loss)                                                                  $ (105,411)          $    4,315

      Changes in operating assets and liabilities:
             Depreciation Expense                                                            26,582               32,134
             Amortization Expense                                                            76,140                9,811
             Impairment Loss                                                                 24,199               35,400
             Shares Issued for Services                                                         700                    -
             (Increase)/Decrease Account Receivable                                           3,661               13,130
             (Increase)/Decrease Account Receivable Related Party                                 -              (12,894)
             Increase in Inventory                                                           (3,662)              (7,308)
             (Increase)/Decrease Deferred Tax Benefit                                       (54,304)                 761
             (Increase)/Decrease Prepaid Expenses                                                 -                8,900
             Production of Videos & Website                                                       -             (117,900)
             Commitments and Contingencies                                                   16,599                    -
             Barter Revenue (non-cash)                                                      (46,992)             (15,664)
             Increase/(Decrease) Accounts Payable                                            46,871              (61,941)
             Increase/(Decrease)  in Other Current Liablities                                 7,413               (7,381)
                                                                                         __________           __________
             Total Adjustments                                                               97,207             (122,952)
                                                                                         __________           __________
Net Cash (Used in) Provided From  Operating Activities                                     $ (8,204)          $ (118,637)


Cash Flows from Investing Activities:
_____________________________________

      Television Film Costs                                                                 (13,095)                   -
                                                                                         __________           __________
Net Cash Used in Investing Activities                                                    $  (13,095)          $        -


Cash Flows from Financing Activities:
_____________________________________

      Note Payable                                                                           25,000               99,829
      Notes Payable Related Parties                                                               -               (1,638)
                                                                                         __________           __________
Net Cash Provided for Financing Activities                                               $   25,000           $   98,191
                                                                                         __________           __________
Net Increase (Decrease) in Cash                                                          $    3,701           $  (20,446)

Cash Balance,  Begin Period                                                                  (2,690)          $   17,755
                                                                                         __________           __________
Cash Balance,  End Period                                                                $    1,011           $   (2,690)
                                                                                         ==========           ==========

Supplemental Disclosures:
      Cash Paid for interest                                                             $    7,559           $   17,190
      Cash Paid for income taxes                                                         $        -           $        -

The accompanying notes are integral part of the consolidated financial statements.

                             JANE BUTEL CORPORATION
                             (FORMERLY TEX MEX INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003





NOTE 1- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
Jane Butel Corporation ("the Company") (formerly Earth Labs Inc.) was incorporated under the laws of the State of Florida in April 1992 as the Institute for Strategic Business Development, Inc. for the purpose of promoting and carrying on any lawful business for which a corporation may be incorporated under the laws of the State of Florida.

The company has a total of 50,000,000 authorized shares with a par value of $.001 per share and with 22,620,750 common shares issued and outstanding as of June 30, 2003. The Company has designated 5,000,000 as preferred stock with a par value of $1.00. There is no preferred stock outstanding as of June 30, 2003. The fiscal year-end will be June 30.

BASIS OF PRESENTATION
On August 26, 2002, the Company entered into a Share Exchange Agreement with Tex-Mex Inc. (Tex-Mex), a New Mexico Corporation whereby Jane Butel exchanged all of her shares in Tex-Mex Inc. for 13,512,450 shares of the Company. Jane Butel now owns 60% of the Company. The exchange agreement will be accounted for in a recapitalization of a subsidiary for accounting purposes and the assets and liabilities being recorded at their net equity value. Although the Share Exchange Agreement did not occur until August 26, 2002, these financial statements have been retroactively restated to reflect the merger in the June 30, 2003 financial statements.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its sister company Jane Butel Corporation a New Mexico corporation (incorporation date: March 17, 2000). All significant inter-company transactions have been eliminated in consolidation.

TELEVISION SERIES PRODUCTION

The company incurred costs in the production and the development of a television series. These costs, including costs of production, have been capitalized in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Films." These capitalized costs are amortized using the individual film forecast method whereby capitalized costs are amortized in the proportion that the current year's revenues from the series bears to management's estimated revenues to be received from all sources for the series. The Company is using these television series masters for a public television series as well as airing on America One. The Contract for PBS was signed in April 2002 for a three year period and started running on public television stations September 7, 2002. The Company will track sales from the television series of books and other items. The America One Contract began on December 1, 2001 and extends for two years. Revenue and costs forecasts for television series are regularly reviewed by management and revised when warranted by changing market conditions. Unamortized production costs are compared to fair value for each reporting period. If estimated gross revenue is not sufficient to

                             JANE BUTEL CORPORATION
                             (FORMERLY TEX MEX INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003


recover the unamortized production costs, the unamortized production costs are written down to their fair values. Amortization expenses have been recorded since the series began airing in September 2002. Accordingly, these costs will be amortized in related future periods with revenues that are generated in accordance with SOP 00-2. Since the current contract for exhibition with PBS is for three years, management's estimate of ultimate revenues (which represents the net present value of the ultimate revenues ) is based upon a three year forecast of the book sales, and other sales (i.e. classes, spices and pantry items,) attributable to the series. The ratio of increased sales to management's estimate of ultimate revenues will be applied to the remaining unamortized TV series production costs. Management has estimated the ultimate revenues to be three hundred and sixty seven dollars ($367,944). The ultimate revenues are calculated based on expected increase of revenues in the amount of $503,432 over a three year period and has been discounted at the rate of 15%. Based upon this estimate of ultimate revenues the company will recognize amortization of television production costs in future periods as follows:

_____________________________________________________________________
  Year Ended June 30:                       2004               2005
_____________________________________________________________________
Projected Amortization                     74,119             65,393
_____________________________________________________________________
Unamortized Balance                        139,570            74,117
_____________________________________________________________________


Per SOP 00-2.53, if the accumulative amortization at the end of the three year period fails to meet the 80 percent requirement, the company will increase its amortization expense in the fourth year to meet an amortization level of eighty percent.

The company has adopted an impairment policy which identifies two events which would trigger the recognition of an impairment loss: (1) the cancellation of the PBS Contract, or (2) the projected sales falls significantly below (more than 25%) management projections. Given the occurrence of either event management will considered this asset impaired and will recognize an impairment loss of the unamortized production cost.

PBS CONTRACT

On April 1 2002 the Company entered into an agreement with the Association for Community Television (ACT) on behalf of KUHT/Houston PBS in which KUHT will act as the exclusive presenting station for the distribution of thirty (30) thirty-minute (30:00) videotaped television programs on southwestern cooking. As producer, the company is responsible for the timely production and delivery to KUHT of each program in the series in the form of final master tapes and the securing of releases including but not limited to talent music, location, photographic or footage releases in a form satisfactory to KUHT. The Company has met all these requirements and the shows started airing on September 7, 2002.

The company is required to pay to KUHT (presenter) a thirty thousand dollar fee ($30,000) fee based upon the sale of the special version of "Jane Butel's Southwestern Kitchen" cookbook. The company is obligated to pay three dollars ($3.00) per cookbook until KUHT receives ten thousand dollars ($10,000) and one dollar and fifty cents ($1.50) per cookbook until KUHT has received the balance of the thirty thousand ($30,000) presenter fee. The company is also obligated to pay an additional five percent (5%) of the net cost of each cookbook or 5% of $22.00 or $1.10 to KUHT which will then be remitted to American Public Television (APT). The series started running in September 2002.

                             JANE BUTEL CORPORATION
                             (FORMERLY TEX MEX INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003


AMERICA ONE CONTRACT

On December 1, 2002, a distribution contract went into effect enabling the network to run the 30 shows of Jane Butel's Southwestern Kitchen for a period of two years on a joint venture basis. They were to supply 50% of all advertising revenue. To date they have sold none and have been put on notice that the contract will not be renewed if no revenue is realized before the contract renewal 90 days prior to December 1, 2003, or by August 1, 2003.


VIDEOS
The company has capitalized costs associated with the production of 12 cooking video's averaging 40 minutes in length and has amortized these costs using the individual film forecast method whereby expense is recognized in proportion to the current years in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Films". The Company has evaluated the carrying value of these assets and has determined that the fair value of the film is less than the unamortized film cost and a 30% reduction should be recorded based on the statement of operations. The Company has also evaluated the net realizable value and obsolescence exposure of the videos. There are no participation costs associated with these videos.

The company has adopted its impairment and amortization policy based upon SOP 00-2 and has estimated the ultimate revenue based upon cooking club video sales for future periods (five years). Management has estimated the ultimate revenue resulting from video sales for a five year period to be approximately six hundred and eighty nine thousand dollars ($689,238 i.e. the net present value discounted at 15% for future cash flows).The ratio of actual sales to the ultimate estimated revenue will then be applied to the unamortized balance of video costs. If actual sales fall below expected amounts, the company will adjust the amount of amortized video expense to meet the 80% requirement as specified in SOP 00-2. The following table presents the expected amortization to recognize in future periods:

________________________________________________________________________________
Year Ended June 30:              2004         2005        2006          2007
________________________________________________________________________________
Amortization                    12,970       12,638      11,061        9,010
________________________________________________________________________________
Unamortized Bal.                57,441       44,803      33,742        24,732
________________________________________________________________________________

Management recognized an impairment loss of $24,199 and $35,400 for the year ending June 30, 2003 and 2002, respectively which was based upon sales not meeting projected sales figures for 2002. Management's impairment policy has identified three events that would trigger an additional impairment loss: (1) the cancellation of the current PBS contract, (2) failure to meet projected sales figures from the sale of videos, (3) higher attrition of cooking club membership than the projected 25% rate. Given the occurrence of any of these three events, management will recognize an impairment loss of the unamortized balance of the production costs.


IMPAIRMENT OF LONG-LIVED ASSETS
The Company follows SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets for the fiscal year ended June 30, 2003. The Statement requires that an impairment loss be recognized when the carrying value of long lived assets (asset group) exceeds its fair value for long-lived assets, liabilities and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                             JANE BUTEL CORPORATION
                             (FORMERLY TEX MEX INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003


Under SFAS No 144, the Company considered long-lived assets consisting primarily of property and equipment and note receivable, website, videos, and other assets. The assets not covered by SFAS 144 that are included in an asset group are adjusted in accordance with other applicable accounting standards prior to testing the asset group for recoverability. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company was required to adopt SFAS 144 in the first quarter of 2002 and the Company does not expect the adoption SFAS 144 to have a material effect on the Company's financial statements. The asset groups not covered by SFAS 144 that are included in an asset group are adjusted in accordance with other applicable accounting standards prior to testing the asset group for recoverability. The Company has categorized all of its long-lived assets as being held and used and not to be sold.

ACCOUNTING METHOD
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when services and products have been completed and delivered and expenses when incurred on the related services and products. The major sources of revenue are the three and five day schools. The Company requires an advance registration and payment prior to the start of the school. If the student wants to cancel the school then a $150 cancellation fee is charged. The Company records the payment received in advance as deferred revenue until the classes are held. As of June 30, 2003, there were no advance payments recorded. The other smaller components of revenue are the spice sales and book and video sales. These sales are received from the web site and phone orders. The Company replaces any problems with the orders, but does not have a cancellation policy for these sale items. The Company is the primary obligor in the transactions and it is responsible for fulfillment of the order and for the customer's acceptance of the goods or services sold, the general industry risk, and has reasonable latitude to establish the selling price and follows the guidance of EITF 99-19 relating to the "gross" method of reporting revenue on the cooking classes, sales of videos, books and spices. Also, relating to SOP 00-2 the company has not entered and does not plan to enter into any agreement with the license arrangements with the sale of television show masters.

The contract with the Production Company for the videos has been revised. The Production Company is not related in any way to Jane Butel or any of the principals of the company. The production was completed in January, 1995, and it is recognized that the remaining amount to be paid the production company is $12,000 reduced from $60,000 which will be paid at a royalty rate of 10% of the gross sales of videos until this amount is paid, at which time the Agreement is considered complete and no further financial responsibility is due to the Production Company. The fees will be accrued and paid quarterly.

The Company does not receive revenue from the airing of the television shows and the production costs have been capitalized in the balance sheet. The television shows produce sales of books, videos, classes, and pantry items. The Company is

                             JANE BUTEL CORPORATION
                             (FORMERLY TEX MEX INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003


using these masters for the public television series masters. The Contract was signed in April 2002 for a three year period and started running on public television stations. The Company is tracking sales resulting from the television series. These assets are classified as being held and used and will be reviewed by management for impairment purposes on a quarterly basis per the requirement of SOP 00-2.

The Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows. The Company believes that SAB 101 has been followed in the recognition of revenues.

Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The periods of depreciation for each major class of depreciable assets are as follows:

                  Equipment                 5 Years
                  Leasehold Improvements    5 Years
                  Websites                  3 Years

Inventory is valued at cost and charged to expense as sales are made at a unit cost per item and carried at the lower of cost or market.

BARTER TRANSACTIONS

In August 2000 the Company entered into an agreement with an unrelated contractor under which the Company received web site development services in exchange for the Company running promotional mentions on its America One television series. The Company began broadcasting the promotional mentions in December 2001 and they will continue to run on the remaining shows of the series through November 2003. The contractor completed its website development in the spring of 2002. The Company consulted APB 29 which provides that such transactions be recorded at the fair value of the assets or services given or received, whichever is more clearly evident. Since the Company had no method of determining the value of the promotional mentions it provided, it did not recognize any income or expense from this transaction until the promotional mentions began running and the website was substantially completed, which occurred during the spring of 2002. At that time the Company began recognizing barter revenue of $78,320 as Other Income in its Statement of Operations based on its estimate of the value of the website which the Company received. It based its estimate of the value of the website on its negotiations with the contractor and other website developers concerning the cash cost of website development. Such amount is being recognized ratably from March 1, 2002 to November 1, 2003 or over 20 months. A total of $46,992 and $15,664 is being recognized as other income in the section of the Statement of Operations for the period ended June 30, 2003 and 2002, respectively and the balance as deferred income. The Company amortized $26,967 and $4,001 of the website cost in fiscal 2003 and 2002 leaving a net asset value of $48,252 as of June 30, 2003.

STOCK-BASED COMPENSATION PLANS

The Company accounts for all transactions under which employees, officers and directors receive shares of stock or options in the Company in accordance with

                             JANE BUTEL CORPORATION
                             (FORMERLY TEX MEX INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003


the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. The Company adopted Statements of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employee, officers and directors stock plan other than for options issued at an exercise price below market price, to non- employees for consulting services or to debt providers that had stock or options attached with the exception for transactions with employees that are within the scope of APB 25, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value or the consideration received or the fair value of the equity instruments issued, whichever is a more reliable measure.

EARNINGS PER SHARE
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of June 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING  FOR  ASSET RETIREMENT  OBLIGATIONS
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

ACCOUNTING  FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED  ASSETS
In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

RESCISSION OF FASB STATEMENTS NO. 4,44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS

                             JANE BUTEL CORPORATION
                             (FORMERLY TEX MEX INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003


In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

ACCOUNTING  FOR COSTS ASSOCIATED  WITH EXIT OR DISPOSAL  ACTIVITIES
In July 2002, the FASB issued SFAS No. 146 , "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

NOTE 2  -  COMMON STOCK

The Company has a total of 50,000,000 authorized shares of common stock with a par value of $.001 per share and with 22,620,750 shares issued and outstanding as of June 30, 2003. The Company has designated 5,000,000 as preferred stock with a par value of $1.00.

In March of 2002, the Company issued another 100,000 shares to Jane Butel that was recorded at $61,489. The amount recorded was for services rendered in the development of the television programs that had been accrued in previous years. The $61,489 was deducted from the accrued amount due Jane Butel. The services rendered by Jane Butel in the production and development of the television programs were reviewed and were considered to be general and administrative and were not capitalized as television production costs. Per SOP 00-2, production overhead should not include general and administrative expenses.

In August of 2002, the Company issued 700,000 shares to various individuals prior to the share exchange agreement. The common shares were valued at $.001 because the Company was inactive and not trading.

On August 26, 2002, the Company entered into a Share Exchange Agreement with Tex-Mex Inc. (Tex-Mex), a New Mexico Corporation whereby the Jane Butel exchanged all of her shares in Tex-Mex Inc. for 13,512,450 shares of the

                             JANE BUTEL CORPORATION
                             (FORMERLY TEX MEX INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003


Company. After the agreement is completed she will own 60% of the Company. The shares were recorded as the equity valued of the assets received in the Company being $119,450.

NOTE 3  -  NOTE PAYABLE - RELATED PARTIES

The Company entered into a promissory note payable with Jane Butel, individually, on June 28, 2002 in the amount of $244,098. The note is for funds loaned to the Company by the principal shareholder, Jane Butel. The note matures on July 1, 2007 with accrued interest at the rate of 6.97% in the amount of $25,215 as of June 30, 2003.

Pecos Valley Spice Co. produces all of the products which the Company purchases at the Distributor Cost, which is 25% below wholesale. (Wholesale price is 50% or half of the cost of retail.) The revenues for the sale of the product are included in the June 30, 2003 Profit and Loss under Spice Division Internet sales, Mail Order or Pantry sales. Pecos Valley Spice Co. records its costs separately in its own accounting. Pecos Valley Spice Co. operates as its own entity, creating its products and pricing. The Company operates as the exclusive or Master Distributor. The Company is not the agent because the Company pays for the product and then resells product to the public. Per EITF 99-19 the Company reports these transactions under the "gross reporting" of revenues. The Company supplies the marketing and distribution system for the products.

NOTE 4 - NOTES PAYABLE

The company executed a note payable on February 9, 2001 for one hundred thousand dollars ($100,000) payable to James and Lila Dickey at six percent (6%) per annum. Interest on the note is due in monthly installments and the principal matures on February 7, 2003. An additional $300,000 is due based on $2.00 per cookbook sold.

On November 28, 2001 the company entered into a note for $13,750 payable to James Dickey. This note is a demand note. The company agreed to pay an additional $13,750 based on $5.00 per cookbook of the JANE BUTEL'S SOUTHWESTERN KITCHEN until the full amount has been paid.

As of June 30, 2003, the company is also indebted to two unrelated individuals for $1,000 and $2,000 respectively.

NOTE 5  -  RELATED PARTIES

There exist related party relationships with Jane Butel, principal stockholder and officer, in the form of a Note Payable in the amount of $244,098.

Also, there exists a related party relationship with Pecos Valley Spice Company in the form of a Note Receivable in the amount of $12,894 where the Company is owed that amount from Pecos Valley for funds advanced to the Company. Jane Butel, individually, owns 18.75% of Pecos Valley Spice Company.

NOTE 6  -  NOTE RECEIVABLE - RELATED PARTY

The Company entered into a promissory note receivable with Pecos Valley Spice Company in the amount of $12,894. The note is a demand note and matures on June 30, 2003.

                             JANE BUTEL CORPORATION
                             (FORMERLY TEX MEX INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003


NOTE 7  -  LEASE

The Company entered into a lease agreement with the La Posada Hotel in Albuquerque, New Mexico for 2,900 square feet office and cooking school space. The lease was originally signed in June 1997 and covered the term from July 1, 1997 to June 30, 2002 at the rate of $1,500 per month. Since the lease has expired, the Company is currently extending the lease on a month to month basis.

NOTE 8 - INCOME TAXES

Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.

NOTE 9 - COMMITMENT AND CONTINGENCIES

The Company reached a settlement agreement with Peppercreek Farms Inc. in a court case in Oklahoma City, Oklahoma. The settlement agreement calls for a payment of $13,600 to be paid by January 5, 2003.

The Company has settled with the production company on the videos production in the remaining amount of $12,000 is directly contingent upon the sale of videos and, therefore the financial statements have not been revised to reflect this obligation.

A judgment in the amount of $16,599 has been rendered against the Company by World Wide Country Tours for classes that were cancelled. The Company intends to try and settle this debt for smaller amount in the near future. This amount has been recorded in the balance sheet under commitment and contingencies.

On January 24, 2003 a suit was filed against us in Second Judicial District Court, Bernalillo County, New Mexico by James Allen Dickey and Lila Dickey seeking a judgment in the amount of $127,000 plus interest. The Company borrowed such sums in 2001. The Company agreed to repay a $100,000 loan on February 10, 2003 and to pay an additional $300,000 based on $2.00 per cookbook sold on our TV programs. The Company agreed to pay a $13,750 loan on demand and pay an additional $13,250 based on $5.00 per cookbook sold. Jane Butel and her spouse guaranteed payment up to $113,250 each and were also named as defendants.
The additional liability is solely contingent upon the Company selling cookbooks and has not been recorded in the financial statements as of June 30, 2003. A settlement was reached on August 19, 2003 and detailed under Note 11.

NOTE 10 - WEBSITES
Costs are capitalized when it is probable that a website will be completed and will be used to perform the function intended. When it is probable that upgrades and enhancements will result in additional functionality such costs are

                             JANE BUTEL CORPORATION
                             (FORMERLY TEX MEX INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003


capitalized. Websites will be considered to be impaired when it no longer provides substantial service potential, or significant changes occur in the extent or manner in which the website is used. Impairment write off will be recognized in the period when impairment is deemed by management to have occurred.

The company capitalized its website development. It was engaged in the following types of activities: creation of initial graphics, entering the initial content of the website, creation of hypertext links to other websites and installation of developed websites on web servers. These costs are to be capitalized as per the guidance provided by SOP 98-1. The company has adopted the policy of recording as expense in future period's activities such as; registering with web site engines, creation of new links, backup costs, user administration.

The Company is actively pursuing web-site development. The Company has adopted "Financial Accounting Standards Board Emerging Task Force Consensus 00-2 (FASB EITF 00-2): Accounting for Website Development Costs." The adoption of this procedure relates to the accounting for costs of internal software, requires that costs of developing web applications and infrastructure, as well as cost of graphic development, be capitalized, rather than the historical common practice of same period expense. Costs of website planning and operation continue to be expensed as normal. The website is being set up to be amortized over a three year period on a straight line basis unless the website becomes impaired under SFAS 144. Management has reviewed this long lived asset as being held and used and noted no events that would indicate any impairment such as significant value of the market value or a significant change in the extent or manner it was used.

NOTE 10 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets to cover its operating costs and liabilities that raise substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free to insure that the Company has enough operating capital over the next twelve months.

NOTE 11 - SUBSEQUENT EVENTS

On August 19, 2003, a "Settlement and Mutual Release" was signed between the parties in the suit that was filed January 24, 2003 in Second Judicial District Court, Bernalillo County, New Mexico by James Allen Dickey and Lila Dickey seeking a judgment in the amount of $127,000 plus interest. The Company borrowed such sums in 2001.

A summary of the settlement is as follows:
            1. Total of $137,500 is due with attorney fees and past due interest.
            2. Interest to accrue at 6% on the original debt of $100,000, 10% on $19,500, and no interest on the attorney fees and past due interest.
            3. Monthly payment of $610 per month plus $2.00 per cookbook sold beginning September 15, 2003 and continuing until August 15, 2005 when the balance of the $137,500 is due.
           4. After the entire $137,500 plus interest is paid, the cookbook payment increases to $5.00 per book until an additional $300,000 is paid.

                             JANE BUTEL CORPORATION
                             (FORMERLY TEX MEX INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003


             5. Mutual release of any and all other claims.

There are no other subsequent events that warrant disclosure in these financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following are our directors and executive officers:


      Name              Position
      ____              ________

      Jane Butel        President and director

Jane Butel, age 65, has been President, CEO and director of Tex-Mex, Inc. since June 1991. She has been president and director of Jane Butel Corporation since September 2002.

Our directors are elected yearly and hold office until the next annual meeting of shareholders and the election and qualification of their successors.

Our officers are elected annually by the board of directors and may be replaced or removed by the board at any time. Our directors are elected by our shareholders annually and serve until the election and qualification of their successors or their earlier resignation or removal.

Board of Director Committees

Our board has not yet established any committees.

Section 16(a) Beneficial Ownership Reporting Compliance.

 Based solely upon a review of the copies of Forms 3 and 4 and 5 thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under
Section 16(a) of the Securities Act of 1934, as amended (the "EXCHANGE ACT") applicable to its directors, officers and any persons holding tenpercent (10%) or more of the Company's Common Stock were made with respect to the Company's fiscal year ended June 30, 2003.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to the persons who served as our chief executive officer for the last three completed fiscal years. No executive officer of the Company received compensation of $100,000 or more during any such year.

                                                                                           Long Term Compensation
                                                                         ___________________________________________________________
                                                                                     Awards                 Payouts
                                                                         ______________________________     _______
                                           Annual Compensation                            Securities
                                    _________________________________                     Underlying        LTIP        All Other
Name and                                                 Other Annual     Restricted      Options/SAR's     Payouts     Compensation
Principal Position         Year     Salary     Bonus     Compensation    Stock Awards     #                 ($)         (*)
____________________________________________________________________________________________________________________________________
Jane Butel, President      2003       -0-       -0-            -0-           -0-               -0-            -0-           -0-
Tex-Mex, Inc.              2002       -0-    $61,489(1)        -0-           -0-               -0-            -0-           -0-
                           2001       -0-       -0-            -0-           -0-               -0-            -0-           -0-


(1) paid in the form of 100,000 shares of common stock.


Director Compensation

No fees are paid for director services.

Executive Employment Agreements

We have no written employment agreements with our executive officer.

ITEM 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of July 2, 2003, the beneficial ownership of our common stock by (i) the only persons who own of record or are known to own beneficially, more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all directors and officers as a group.

                                               Percent of
                               Number of      Outstanding
           Name                 Shares        Common Stock
__________________________     __________     ____________

Jane Butel                     13,512,450        60  %
125 Second St., NW
Albuquerque, NM 89102

Barbera Venture Capital(1)      3,260,870        14.5%
1525 Fifth Street
Manhattan Beach, CA 90266

C. Rowland Hanson               2,608,695        11.6%
1525 Fifth Street
Manhattan Beach, CA 90266


All directors and officers
as a group (1 person)          13,512,450        60  %

(1) The principal of Barbera Venture capital is Sal La Barbera.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We purchase the cookbooks authored by Jane Butel from the various publishers of such books at standard author's discount prices. Jane Butel receives royalties from the publishers from the sales of such books to Jane Butel Corporation and other purchasers from the publishers.

Pecos Valley Spice Co. is owned by Jane Butel and other persons. Pecos Valley Spice Co. provides specialized ingredients for Southwestern cooking which Jane Butel Corporation sells as exclusive distributor. We have signed an exclusive distribution agreement with Pecos Valley Spice Co. Such agreement has a term of 10 years from October 5, 2002. Under the terms of this agreement, we purchase products of Pecos Valley Spice Co. for specified prices. We also pay Pecos Valley Spice Co. 5% of the revenues we receive from sales of their products. Accordingly, Ms. Butel may benefit from her ownership in Pecos Valley Spice Co. which does business with Jane Butel Corporation as discussed above. In addition Jane Butel Corporation holds a promissory note from Pecos Valley Spice Co. in the amount of $12,894.00 which is payable on demand or on June 30, 2003 which occurs earlier. We do not charge Pecos Valley Spice Co. any interest on any such promissory note.

In September 2002 we issued 13,512,450 shares of our common stock to Jane Butel in exchange for all the issued and outstanding shares of Tex-Mex, Inc. Jane Butel's shares in Tex Mex, Inc. were received for services to the Corporation valued at $69,489.00 and 10 years work in lieu of salary for periods prior to the issuance of such shares.

We owe Jane Butel $244,098.00 for borrowed money. We issued a note to Jane Butel on June 22, 2002. The note is payable on July 1, 2007 with interest at 6.97%.

We believe that all transactions with Jane Butel, Pecos Valley Spice Co., and the publisher of Jane Butel's cookbooks were made on terms no less favorable to us than those available from unaffiliated parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are furnished in this report.

Exhibit No.        Description

     3.1           Amended and Restated Articles of Incorporation of registrant.
                   (1)

     3.2           By-laws of registrant. (2)

    10.1 Share exchange agreement between Jane Butel and Earth Labs, Inc. (3)

    10.2 Indemnification Agreement between Earth Labs, Inc. and certain shareholders. (4)

    10.3           Distribution Agreement with Pecos Valley Spice Co. (5)

    10.4           Revised Video Agreement (6)

    31.1 Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

    31.2 Certification by CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

    32.1 Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

    32.2 Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10-SB (file no. 000-50104).
(2) Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10-SB (file no. 000-50104).
(3) Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form 10-SB (file no. 000-50104).
(4) Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form 10-SB (file no. 000-50104).
(5) Incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form 10-SB (file no. 000-50104). (6) Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form 10-SB (file no. 000-50104).

We will furnish a copy of any of these exhibits to a shareholder upon written request to Jane Butel, President, Jane Butel Corporation 125 Second Street NW, Albuquerque, NM 87102

(B) Reports on Form 8-K
There were no reports filed on Form 8-K during the quarter ended June 30, 2003.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Not applicable.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Albuquerque, New Mexico on October 6, 2003.

                                  JANE BUTEL CORPORATION
                                  (Registrant)

                                  /s/ JANE BUTEL
                                  ______________________
                                      Jane Butel
                                      President


         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


  Signature                       Title                             Date
______________           _____________________________         _______________

/s/ JANE BUTEL           President and Director                October 4, 2003
______________           (Principal Executive Officer)
    Jane Butel           (Principal Financial Officer)