Form 10QSB
period 2003-09-30
JANE BUTEL CORP
filed 2003-11-12
CIK 1204853

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:                               SEPTEMBER 30, 2003

COMMISSION FILE NO.  0-50104


                             JANE BUTEL CORPORATION
                             ----------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


            FLORIDA                                    65-0327060
----------------------------------        --------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                              125 SECOND STREET NW
                              ALBUQUERQUE, NM 87102
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (505) 243-2622
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,620,750 shares as of October 10, 2003.

Transitional Small Business Format:     NO
                                     -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

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




                             JANE BUTEL CORPORATION

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                             JANE BUTEL CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                            -----------------------------
                                                            SEPTEMBER 30          JUNE 30
                                                                2003               2003
                                                            -----------------------------
                                   A S S E T S
                                   -----------
   CURRENT ASSETS
   --------------
       Cash                                                 $          -        $   1,011
       Inventory                                                  27,482           27,044
       Accounts Receivable net of allowance for bad debt           2,760            5,156
       Accounts Receivable - related party                        13,194           12,894
                                                            ------------        ---------
             Total Current Assets                                 43,436           46,105

   FIXED ASSETS
   ------------
       Equipment                                                 114,095          114,095
       Leasehold Improvements                                     97,159           97,159
       Accumulated Depreciation                                 (202,381)        (191,778)
                                                            ------------        ---------
             Total Fixes Assets                                    8,873           19,476

   OTHER ASSETS
   ------------
       Deferred Tax Benefit                                       79,475         $ 61,933
       Television Film Costs                                     222,332          240,862
       Websites, net of amortization                              41,727           48,252
       Videos, net of amortization                                48,168           59,593
                                                            ------------        ---------
             Total Other Assets                                  391,702          410,640
                                                            ------------        ---------
             Total Assets                                   $    444,011        $ 476,221
                                                            ============        =========


                              L I A B I L I T I E S
                              ---------------------

   CURRENT LIABILITIES
   -------------------
       Cash Overdraft                                       $      2,665        $       -
       Accounts Payable                                           64,417           72,745
       Deferred Income                                             3,916           15,664
       Other Current Liabilities                                  48,938           52,162
       Notes Payable                                              47,720          155,000
       Accrued Settlements Payable                                30,199           30,199
                                                            ------------        ---------
             Total Current Liabilities                           197,855          325,770

   LONG-TERM LIABILITIES
   ---------------------
       Notes Payable - Related Party                             239,525          244,098
       Notes Payable                                             130,180                -
                                                            ------------        ---------
             Total Long-Term Liabilities                         369,705          244,098
                                                                       -
                                                            ------------        ---------
             Total Liabilities                                   567,560          569,868

       Commitments and Contingencies                                   -                -

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

   Preferred Stock
       2,500,000 authorized stock, $.001 par value                     -                -
       no shares outstanding
   Common Stock                                                   22,621           22,621
       50,000,000 authorized shares, no par value
       22,620,750 shares issued and outstanding

   Additional Paid-in-Capital                                     47,568           47,568
   Accumulated Deficit                                          (193,738)        (163,836)
                                                            ------------        ---------
             Total Stockholders' Equity (Deficit)               (123,549)         (93,647)
                                                            ------------        ---------
             Total Liabilities and Stockholders' Equity     $    444,011        $ 476,221
                                                            ============        =========

The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                        ----------------      ----------------
                                                             FOR THE               FOR THE
                                                          THREE MONTHS          THREE MONTHS
                                                        ENDING SEPTEMBER      ENDING SEPTEMBER
                                                        ----------------      ----------------
                                                              2003                  2002
                                                        ----------------      ----------------

REVENUES:
     Revenues                                            $       47,547        $       50,819
                                                        ----------------      ----------------
          Total Revenues                                 $       47,547        $       50,819

EXPENSES:
     Cost of Sales                                               17,419                15,338
     Paryoll Expenses                                            11,298                14,361
     Occupancy Costs                                              4,852                 4,660
     Professional Fees                                           12,630                 5,829
     Interest Expense                                             6,563                 6,242
     Impairment Loss                                              4,900                     -
     Royalty Expenses                                               788                     -
     Depreciation and Amortization Expense                       35,658                 9,099
     Operating Expenses                                          13,331                10,875
                                                        ----------------      ----------------
          Total Expenses                                        107,439                66,404

          Net Income (Loss) from Operations              $      (59,892)       $      (15,585)

OTHER INCOME:
     Barter Revenue                                              11,748                     0
                                                                      -
PROVISION FOR INCOME TAXES:

     Income Tax Benefit/(Expense)                                17,780                 5,299
                                                        ----------------      ----------------
          Net Income (Loss)                              $      (30,364)       $      (10,286)
                                                        ================      ================


Basic and Diluted Loss Per Common Share                           (0.00)                (0.00)
                                                        ----------------      ----------------

Weighted Average number of Common Shares                     21,920,750            21,920,750
     used in per share calculations                     ================      ================

The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                      Common       Preferred      $0.001         Paid-In       Accumulated     Stockholders'
                                      Shares         Stock      Par Value        Capital         Surplus          Equity
                                    -----------    -----------  -----------      ----------    --------------- -------------
   Balance, June 30, 2003            22,620,750              -       22,621          47,568          (163,374)    $ (93,185)

   Net Income  (Loss)                                                                                 (30,364)      (30,364)
                                    -----------    -----------  -----------      ----------    --------------- -------------
   Balance, September 30, 2003       22,620,750              -     $ 22,621          47,568          (193,738)     (123,549)
                                    ===========    ===========  ===========      ==========    =============== =============




The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              ------------------       ------------------
                                                                                    FOR THE                   FOR THE
                                                                              THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                                  SEPTEMBER 30              SEPTEMBER 30
                                                                              ------------------       ------------------
                                                                                      2003                      2002
                                                                              ------------------       ------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:

        Net Income (Loss)                                                     $          (30,364)      $          (10,286)

        Changes in operating assets and liabilities:
               Depreciation Expense                                                       10,603                    6,445
               Amortization Expense                                                       25,055                    2,453
               Common Stock Issued for Services                                                -                      700
               Impairment Loss                                                             4,900                        -
               (Increase)/Decrease Account Receivable                                      2,396                   (2,879)
               (Increase)/Decrease Account Receivable Related Party                            -                     (300)
               (Increase) Decrease Deferred Tax Benefit                                  (17,780)                       -
               (Increase) Decrease Inventory                                                (438)                    (761)
               increase/(Decrease) Accounts Payable                                        8,328                    4,785
               Increase/(Decrease) Deferred Income                                       (11,748)                       -
               increase/(Decrease) Deferred Taxes Payable                                      -                    3,803
               Increase/(Decrease)  in Other Current Liablities                          (10,855)                  (3,201)
                                                                              ------------------       ------------------
               Total Adjustments                                                          10,461                   11,045
                                                                              ------------------       ------------------
   Net Cash (Used in) Provided From  Operating Activities                     $          (19,903)      $              759


   CASH FLOWS FROM INVESTING ACTIVITIES:

        Increase (Decrease) Related Party Notes Receivable                                   300                   (4,448)
                                                                              ------------------       ------------------
   Net Cash Used in Investing Activities                                      $              300       $           (4,448)


   CASH FLOWS FROM FINANCING ACTIVITIES:

        Payments on Related Party Note                                                    (4,573)                       0
        Note Payable                                                                      20,500                   30,500
                                                                              ------------------       ------------------
   Net Cash Provided for Financing Activities                                 $           15,927       $           30,500
                                                                              ------------------       ------------------

   Net Increase (Decrease) in Cash                                            $           (3,676)      $           26,811

   Cash Balance,  Begin Period                                                $            1,011       $           (2,690)
                                                                              ------------------       ------------------
   Cash Balance,  End Period                                                  $           (2,665)      $           24,121
                                                                              ==================       ==================

   Supplemental Disclosures:
        Cash Paid for interest                                                $              448       $            6,242
        Cash Paid for income taxes                                            $                -       $                -
        Common Stock Issued for Services                                      $                -       $              700

The accompanying notes are integral part of the consolidated financial statements.

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Jane Butel Corporation ("the Company") (formerly Earth Labs Inc.) was incorporated under the laws of the State of Florida in April 1992 as Institute for Strategic Business Development, Inc. for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Florida. The company has a total of 52,500,000 authorized shares with a par value of $.001 per share and with 22,620,750 common shares issued and outstanding as of September 30, 2003. The Company has designation 2,500,000 as preferred stock and 50,000,000 as common stock. There are no preferred stock outstanding as of September 30, 2003. Both classes of stock have a par value of $.001.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003, and the results of their operations for the three months ended September 30, 2003, and their cash flows for the three months ended September 30, 2003 and 2002.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tex-Mex Inc. a New Mexico corporation (incorporation date: July 3, 1992). All significant inter-company transactions have been eliminated in consolidation.

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

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

NOTE 2 - ACQUISITIONS

On August 26, 2002, the Company entered into a Share Exchange Agreement with Tex-Mex Inc. (Tex-Mex), a New Mexico Corporation whereby the Jane Butel exchanged all of her shares in Tex-Mex Inc. for 13,512,450 shares of the Company. After the agreement is completed she will own 60% of the Company. The exchange agreement will be accounted for a recapitalization of subsidiary for accounting purposes and the asset and liabilities being recorded at their net equity value per the adoption of SFAS 141 and 142. The acquisition is being recorded as if it had occurred July 1, 2000 for financial reporting purposes.

PRO FORMA SUMMARY DATA

The following proforma summary data for the twelve months June 30, 2002 and 2001 presents the consolidated results of operations as if the acquisition of Tex-Mex made on August 26, 2002 had occurred on July 1, 2001 and 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as July 1, 2001 and 2000 or if results that may occur in the future.


                                               Year Ended June 30,
                                         2002                      2001
                                    ----------------------------------------

Proforma Revenue                     $ 408,383                  $ 202,979
Proforma Net Income                     92,381                    (12,621)

Proforma net income per share             Nil                        Nil

The financial statements presented is recorded as if the acquisition had occurred July 1, 2001.

NOTE 3  -  COMMON STOCK

The company has a total of 52,500,000 authorized shares with a par value of $.001 per share and with 22,620,750 shares issued and outstanding as of September 30, 2003. The Company has designation 2,500,000 as preferred stock and 50,000,000 as common stock. Both classes of stock have a par value of $.001.

In August of 2002, the Company issued 700,000 shares to various individuals prior to the share exchange agreement. The common shares was valued at $.001 because the Company was inactive and not trading.

On August 26, 2002, the Company entered into a Share Exchange Agreement with Tex-Mex Inc. (Tex-Mex), a New Mexico Corporation whereby the Jane Butel exchanged all of her shares in Tex-Mex Inc. for 13,512,450 shares of the

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Company. After the agreement is completed she will own 60% of the Company. The shares were recorded as the equity valued of the assets received in the Company being $119,450.

NOTE 4  -  NOTE PAYABLE - RELATED PARTIES

The Company entered into a promissory note payable with Jane Butel, individually, with the balance on September 30, 2003 in the amount of $239,525. The note matures on July 1, 2007 with accrued interest at the rate of 6.97% in the amount of $29,468 as of September 30, 2003.

NOTE 5 - NOTES PAYABLE

The company executed a note payable on February 9, 2001 for one hundred thousand dollars ($100,000) payable to James and Lila Dickey at six percent (6%) per annum. Interest on the note is due in monthly installments and the principal matures February 9, 2003. The note is secured by receivables from the direct sale of cookbooks, from the TV Series, JANE BUTEL'S SOUTHWESTERN KITCHEN .

On November 28, 2001 the company entered into a note for $27,000 payable to James Dickey. This note is a demand note. The company agreed to pay $5.00 per cookbook of the JANE BUTEL'S SOUTHWESTERN KITCHEN until the full amount has been paid.

On August 19, 2003, a "Settlement and Mutual Release" was signed between the parties in the suit that was filed January 24, 2003 in Second Judicial District Court, Bernalillo County, New Mexico by James Allen Dickey and Lila Dickey seeking a judgment in the amount of $127,000 plus interest. The Company borrowed such sums in 2001.

A summary of the settlement is as follows:
            1. Total of $137,500 is due with attorney fees and past due interest.
            2. Interest to accrue at 6% on the original debt of $100,000, 10% on $19,500, and no interest on the attorney fees and past due interest.
            3.    The Company owes $2 per book royalty until $300,000 is paid.
            4. Monthly payment of $610 per month beginning September 15, 2003 and continuing until August 15, 2005 when all remaining debt is due.
            5.    Mutual release of any and all other claims.

The Company entered in a note with Janet E Freeman Trust in August 2002 in the amount of $25,000. The note carries interest at the rate of 10% and matures in February 2003.

As of  September  30,  2003,  the  company  is also  indebted  to two  unrelated
individuals   and  an  unrelated   company  for   $10,000,   $1,000  and  $2,000
respectively.

NOTE 6  -  RELATED PARTIES

There exist related party relationships with Jane Butel in the form of a Note Payable in the amount of $268,993 and principal stockholder and officer.

Also, there exists a related party relationship with Pecos Valley Spice Company in the form of a Note Receivable and sale of spice products to the Company's customers.

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

NOTE 8 - BARTER TRANSACTIONS

In August 2000 the Company entered into an agreement with an unrelated contractor under which the Company received web site development services in exchange for the Company running promotional mentions on its America One television series. The Company began broadcasting the promotional mentions in December 2001 and they will continue to run on the remaining shows of the series through November 2003. The contractor completed its website development in the spring of 2002. The Company consulted APB 29 which provides that such transactions be recorded at the fair value of the assets or services given or received, whichever is more clearly evident. Since the Company had no method of determining the value of the promotional mentions it provided, it did not recognize any income or expense from this transaction until the promotional mentions began running and the website was substantially completed, which occurred during the spring of 2002. The Company is amortizing the $78,320 from March 1, 2002 to November 1, 2003 or over 20 months. A total of $11,748 is being recognized as other income in the section of the Statement of Operations for the period ended September 30, 2003 and the balance as deferred income.The Company has amortized $37,493 on the cost of the website leaving a net asset value of $41,727 as of September 30, 2003.

NOTE 9 - COMMITMENT AND CONTINGENCIES

The Company's subsidiary Tex-Mex reached a settlement agreement with Peppercreek Farms Inc. in a court case in Oklahoma City, Oklahoma. The settlement agreement calls for a payment of $13,600 to be paid by January 5, 2003. The Company has not recognized any other commitments or contingencies at this time.

The Company has settled with the production company on the videos production in the remaining amount of $12,000 is directly contingent upon the sale of videos and, therefore the financial statements have not been revised to reflect this obligation.

A judgement in the amount of $16,599 has been rendered against the Company by World Wide Country Tours for classes that were cancelled. The Company intends to try and settle this debt for smaller amount in the near future.

NOTE 10  -  SUBSEQUENT EVENTS

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2003 compared to quarter ended September 30, 2002.

In the quarter ended September 30, 2003, which is the first quarter of the fiscal year ending June 30, 2004, sales were $47,547 compared to the fiscal quarter ended September 30, 2002 of $50,819. This decline is primarily due to the weak convention business in Albuquerque during the 2003 quarter. While our weekend class sales in 2003 were up approximately $6,000 over the first quarter sales of 2002, and weeklong class full participation sales were up by about $5,000 above the same period a year ago, there were no team building and private group demonstration classes in the 2003 quarter. Such classes are generally put on in conjunction with local conventions. In the first quarter of 2002, we sold $12,977 team building classes and private group demonstrations.

Spice division sales were $3,801 in the first quarter of 2003. These sales were not reported in the first quarter of 2002, due to the distribution contract not being put in place until October 2002. The television show cookbook sales were $4,005 in the first quarter of 2003 compared to $619 for the first quarter of 2002.

Cost of sales was $17,419, or 36.6%, in the 2003 quarter compared to $15,338, or 30.2%, in the 2002 quarter. While payroll expenses dropped from $14,361 in 2002 to $11,298 in 2003, we experienced an increase in professional fees from $5,829 in 2002 to $12,630 in 2003 for audit and accounting and legal fees. There was barter revenue in 2003 of $11,748 which we recognized from running promotional mentions on our America One Network shows in exchange for a website.

Our loss of $30,364 for the 2003 quarter compared to a loss of $10,286 in the 2002 quarter was due to an increase in depreciation expense of approximately $4,000. Amortization increased $22,602 due to the television show now being broadcast for one year as of September 7, 2003. We had an impairment loss of $4,900 we did not experience in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have not had a consistent record of earnings and positive cash flow due to several factors, including the general reduction in travel after 9/11/01 and the investments we made in production of our videos, websites and television show. As of September 30, 2003 our liabilities were $567,560 and our assets were $444,011.

We are seeking $500,000 to assure our ability to pay off our current contractual obligations, including a defaulted loan that was restructured. We are also seeking to raise $1,500,000 to $2,000,000 in equity capital to introduce additional products and services. However, we have no definitive financing arrangements and there can be no assurance that any new capital would be available to us or that adequate funds for our operations either whether from our revenues or from new investors, will be available when needed or on terms satisfactory to us. The failure to obtain adequate additional financing may require us to curtail or scale back some or all of our current operations, and delay or eliminate our ability to introduce proposed new products and services. We may even be required to cease operations entirely in the event that if we do not generate sufficient funds from operations and investment to cover our short term capital needs, including contractual obligations (as stated above) due in less than one year. Any additional equity financing may involve substantial dilution to our current shareholders.

BARTER TRANSACTION

We exchanged promotional mentions on our America One television series for web site development services from an independent web site developer. The promotional mentions will run from December 2001 to November 2003. The web site was substantially completed in Spring 2002. We recognized $11,748 of Other Income/Barter Revenue in quarter ended September 30, 2003. We measured such revenue on the basis of our estimate of the fair market value of the web site we received of $78,320 which we based on our experience in negotiating for web site development services from this and other web site developers on a cash basis. We are recognizing such income ratably over a period of 20 months from March 1, 2002 to November 1, 2003. We do not anticipate engaging in similar transactions.

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

As of the end of the period covered in this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Executive and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Executive and Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         31.1 Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.
         31.2 Certification by CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
         32.2 Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
         32.2 Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JANE BUTEL CORPORATION



November 10, 2003                      By:/s/ JANE BUTEL
                                         ---------------------------------------
                                              Jane Butel, President (principal
                                              executive and accounting officer)