Form 10KSB/A
period 2003-06-30
JANE BUTEL CORP
filed 2003-12-08
CIK 1204853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                                  Amendment #1


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 22,620,750 shares of common stock are outstanding as of December 3, 2003.

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

We depend on the leisure travel market for a good portion of our revenues and do not have a consistent record of profitable operations. We had a loss of $167,603 in the fiscal year ended June 30, 2003 compared to net income of $11,972 for the fiscal year ended June 30, 2002. Our independent auditor has modified its report on our financial statements to express concern about our ability to survive as a going concern.

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

As of December 3, 2003 there were approximately 82 holders of record of our common stock.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002

We had revenues of $220,748 during the fiscal year ended June 30, 2003 compared to $330,063 in fiscal year ended June 30, 2002. This decrease was due partly to our continuing lack of a full time salesperson available to convert leads and inquiries concerning our cooking school into paid tuitions during the 2002-2003 period. Additionally, the economic downturn continued from 2002, resulting in a decline in leisure travel and purchase of large ticket travel. Revenues from our weekend full participation courses totaled $77,146.83 in the fiscal year ending June 30, 2003, compared to $89,143 in the 2002 fiscal year, and continued to outsell weeklong classes almost two to one. (Generally, weeklong classes account for our largest sales.) Revenues from our week long courses in the year ending June 30, 2003 were $48,645, contrasting with $111, 079 in year ended June 30, 2002. Our weekend class sales were also down. A great deal of the difference was due to the loss of the business of a wholesale tour operator in 2002, due to the sale of their business. We did increase demonstration classes, team building classes, culinary technique classes, conducted a culinary tour to Mexico and consulting, which made up added revenue of $46,279 to add revenue to assist with the lack of weeklong and weekend sales. Sales of cookbooks and spices were $48,168 in the fiscal year ended June 30, 2003 and $22,129 in the 2002 fiscal year.

This decline in revenue was accompanied by an increase in operating expenses in the 2003 period to $410,856 or 17 per cent higher than $340,651 in 2002 . The increased costs we experienced in this period included $32,000 additional costs in Professional fees for accounting, auditing and legal fees related to filing a registration statement with the SEC. Depreciation and Amorization expense accounted for $61,000 more than in the fiscal year ending June 30, 2002. These two items more than account for the approximately $70,000 increase in expenses. These two factors combined with the significant drop in sales due to the economic climate, terrorist fears, and the war significantly reduced sales, resulting in a net loss of $190,108 from operations in the fiscal year ended June 30, 2003 compared to a net loss from operations of $10,588 in fiscal 2002. We had Payroll of $53,583 in the 2003 fiscal year as opposed to $49,043 in 2002.

There were one-time startup costs of $41,830 in the June 30, 2003 fiscal year for the launch of the TV show. The biggest of those items in the cost of sales were the cost of establishing a distribution center for the sale of cookbooks costing $7,271 and the cost of dubbing the TV show to send for distribution of $8,700.

Our impairment loss was approximately $11,000 less than in the past fiscal year. We take impairment losses to reduce the value of assets when their book value exceeds their fair value. We recognized revenue from a barter transaction of $39,104 in fiscal 2003 and $22,560 in fiscal 2002 resulting in a net loss of $167,603 in fiscal 2003 and net income of $11,972 in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have not had a consistent record of earnings and positive cash flow due to several factors, including the general reduction in travel after 9/11/01 and the investments we made in production of our videos, websites and television show. As of September 30, 2003 our liabilities were $570,524 and our assets were $364,536.

We are seeking $500,000 to assure our ability to pay off our current contractual obligations, including a defaulted loan that was restructured. We are also seeking to raise $1,500,000 to $2,000,000 in equity capital to introduce additional products and services as discussed in "Business - Plans for the future". However, we have no definitive financing arrangements and there can be no assurance that any new capital would be available to us or that adequate funds for our operations either whether from our revenues or from new investors, will be available when needed or on terms satisfactory to us. The failure to obtain adequate additional financing may require us to curtail or scale back some or all of our current operations, and delay or eliminate our ability to introduce proposed new products and services. We may even be required to cease operations entirely in the event that if we do not generate sufficient funds from operations and investment to cover our short term capital needs, including contractual obligations (as stated above) due in less than one year. Any additional equity financing may involve substantial dilution to our current shareholders. Although Jane Butel has indicated a willingness tom make additional interest free loans to the Company to support its capital needs in the next twelve months, there is no binding commitment to provide such capital.

BARTER TRANSACTION

We exchanged promotional mentions on our America One television series for web site development services from an independent web site developer. The promotional mentions will run from December 2001 to November 2003. The web site was substantially completed in Spring 2002. We recognized $39,104 of Other Income/Barter Revenue in fiscal 2003 and $22,560 in fiscal 2002. We measured such revenue on the basis of our estimate of the fair market value of the web site we received of $78,320 which we based on our experience in negotiating for web site development services from this and other web site developers on a cash basis. We are recognizing such income over the period of December 1, 2001 to November 30, 2003, at the rate of $188 as each promotional mention is broadcast. We do not anticipate engaging in similar transactions.

INCOME TAX

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires the establishment of a deferred tax asset and liability for the recognition of future deductions or taxable amounts and operating loss and tax credit carryforwards. Deferred federal income tax expense or benefit is recognized as a result of the change in the deferred tax asset or liability during the year using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. In determining whether to establish a valuation reserve for its deferred tax loss assets the Company considered its historic lack of substantial taxable profits, its internal projections concerning future taxable operations, the assumptions underlying such projections and the likelihood of achieving such future taxable operations. The Company determined that there is sufficient uncertainty with respect to its ability to achieve profitable operations in future periods that the Company cannot justify the recording of an income tax asset and, accordingly, the Company established a valuation reserve in the full amount of its deferred tax assets.

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




                                Clyde Bailey P.C.
San Antonio, Texas
September 13, 2003


                             JANE BUTEL CORPORATION
                                 BALANCE SHEETS

                                                            __________________________
                                                                  As of June 30
                                                               2003             2002
                                                            __________________________
                                   A S S E T S

Current Assets
______________
     Cash                                                   $   1,011        $       -
     Inventory                                                 27,044           23,382
     Accounts Receivable net of allowance for bad debt          5,156            8,817
     Accounts Receivable - related party                       12,894           12,894
                                                            _________        _________
           Total Current Assets                                46,105           45,093

Fixed Assets
____________
     Equipment                                                114,095          114,095
     Leasehold Improvements                                    97,159           97,159
     Accumulated Depreciation                                (191,778)        (165,197)
                                                            _________        _________
           Total Fixed Assets                                  19,476           46,057

Other Assets
____________
     Television Film Costs                                    240,862          280,789
     Websites, net of amortization                             48,252           74,319
     Videos, net of amortization                               59,593           76,689
                                                            _________        _________
           Total Other Assets                                 348,707          431,797
                                                            _________        _________
           Total Assets                                     $ 414,288        $ 522,947
                                                            =========        =========
                              L I A B I L I T I E S

Current Liabilities
___________________
     Cash Overdraft                                                 -            2,690
     Accounts Payable                                          72,745           25,874
     Deferred Income                                           16,656           55,760
     Other Current Liabilities                                 52,162           40,594
     Notes Payable                                            155,000          130,000
     Accrued Settlements Payable                               30,199           13,600
                                                            _________        _________
           Total Current Liabilities                          326,762          268,518

Long-Term Liabilities
     Notes Payable - Related Party                            244,098          244,098
                                                            _________        _________
           Total Long-Term Liabilities                        244,098          244,098
                                                                    -
                                                            _________        _________
           Total Liabilities                                  570,860          512,616

     Commitments and Contingencies                               -                -

                      S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock                                                     -                -
     2,500,000 authorized shares, $1.00 par value
     none issued
Common Stock                                                   22,621           21,921
     50,000,000 authorized shares, $.001 par value
     22,620,750 and 21,920,750 shares issued and
     outstanding

Additional Paid-in-Capital                                     47,568           47,568
Accumulated Deficit                                          (226,761)         (59,158)
                                                            _________        _________
           Total Stockholders' Equity (Deficit)              (156,572)          10,331
                                                            _________        _________
           Total Liabilities and Stockholders' Equity         414,288          522,947
                                                            =========        =========

The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                             STATEMENT OF OPERATIONS

                                                                  ______________     ______________
                                                                      For the            For the
                                                                       Year                Year
                                                                  Ending June 30     Ending June 30
                                                                  ______________     ______________
                                                                       2003                2002
                                                                  ______________     ______________

Revenues:
_________
     Revenues                                                        $  220,748          $ 330,063
                                                                  ______________     ______________
          Total Revenues                                             $  220,748          $ 330,063

Expenses:
     Cost of Sales                                                       83,670             85,161
     Payroll Expenses                                                    53,583             49,043
     Occupancy Costs                                                     19,713             21,697
     Professional Fees                                                   36,852              4,204
     Interest Expense                                                    32,193             31,836
     Impairment Loss                                                     24,199             35,400
     Depreciation and Amortization Expense                              102,722             41,945
     Operating Expenses                                                  57,924             71,365
                                                                  ______________     ______________
          Total Expenses                                                410,856            340,651

          Net Income (Loss) from Operations                          $ (190,108)         $ (10,588)

Other Income and Expenses:
__________________________
          Barter Revenue                                             $   39,104          $  22,560
          Other Expenses                                                (16,599)                 -
                                                                  ______________     ______________
          Total Other Income and Expenses                            $   22,505          $  22,560

          Net Income before taxes                                    $ (167,603)         $  11,972

Provision for Income Taxes:
___________________________

     Income Tax Benefit/(Expense)                                             -                  -
                                                                  ______________     ______________
          Net Income (Loss)                                          $ (167,603)         $  11,972
                                                                  ==============     ==============

Basic and Diluted Loss Per Common Share                                   (0.01)              0.00
                                                                  ______________     ______________
Weighted Average number of Common Shares                             22,562,417         21,845,750
     used in per share calculations                               ==============     ==============


The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                    $.001 par value
                                                    Common           Paid-In         Deficit        Stockholders'
                                      Shares        Stock            Capital       Accumulated         Equity
                                     __________     _______________  ________      ___________      _____________


   Balance, June 30, 2001            21,820,750         21,821       (13,821)          (71,130)       (63,130)
                                     __________     _______________  ________      ___________      _____________

   Issuance of Shares for Services      100,000            100        61,389                 -         61,489

   Net Income (Loss)                                                                    11,972         11,972
                                     __________     _______________  ________      ___________      _____________
   Balance, June 30 2002             21,920,750         21,921        47,568         $ (59,158)      $ 10,331

   Stock Issued to D'Hawaii
     Shareholders                       700,000            700                                            700

   Net Income  (Loss)                                                                 (167,603)      (167,603)
                                     __________     _______________  ________      ____________     _____________
   Balance, June 30 2003             22,620,750        $ 22,621       $47,568       $ (226,761)     $(156,572)
                                     ==========     =============== =========      ============     =============



The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                             STATEMENT OF CASH FLOWS


                                                                                         __________           __________
                                                                                          For the              For the
                                                                                         Year Ended           Year Ended
                                                                                          June 30              June 30
                                                                                         __________           __________
                                                                                            2003                 2002
                                                                                         __________           __________


Cash Flows from Operating Activities:
_____________________________________

      Net Income (Loss)                                                                  $ (167,603)          $   11,972

      Changes in operating assets and liabilities:
             Depreciation Expense                                                            26,582               32,134
             Amortization Expense                                                            76,140                9,811
             Impairment Loss                                                                 24,199               35,400
             Stock Issued for Services                                                          700                    -
             (Increase)/Decrease Account Receivable                                           3,661               13,130
             (Increase)/Decrease Account Receivable Related Party                                 -              (12,894)
             Increase in Inventory                                                           (3,662)              (7,308)
             (Increase)/Decrease Prepaid Expenses                                                 -                8,900
             Production of Videos & Website                                                       -             (117,900)
             Television Film Costs                                                          (13,095)                   -
             Commitments and Contingencies                                                   16,599                    -
             Barter Revenue (non-cash)                                                      (39,104)             (22,560)
             Increase/(Decrease) Accounts Payable                                            46,871              (61,941)
             Increase/(Decrease)  in Other Current Liablities                                 7,413               (7,381)
                                                                                         __________           __________
             Total Adjustments                                                              146,304             (130,609)
                                                                                         __________           __________
Net Cash (Used in) Provided From  Operating Activities                                     $(21,299)          $ (118,637)


Cash Flows from Investing Activities:
_____________________________________

      Capital Expenditures                                                                        -                   -
                                                                                         __________           __________
Net Cash Used in Investing Activities                                                    $        -          $        -


Cash Flows from Financing Activities:
_____________________________________

      Note Payable                                                                           25,000               99,829
      Notes Payable Related Parties                                                               -               (1,638)
                                                                                         __________           __________
Net Cash Provided for Financing Activities                                               $   25,000           $   98,191
                                                                                         __________           __________
Net Increase (Decrease) in Cash                                                          $    3,701           $  (20,446)

Cash Balance,  Begin Period                                                                  (2,690)          $   17,755
                                                                                         __________           __________
Cash Balance,  End Period                                                                $    1,011           $   (2,690)
                                                                                         ==========           ==========

Supplemental Disclosures:
      Cash Paid for interest                                                             $    7,559           $   17,190
      Cash Paid for income taxes                                                         $        -           $        -

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

The company has a total of 50,000,000 authorized shares with a par value of $.001 per share and with 22,620,750 common shares issued and outstanding as of June 30, 2003. The Company has designated 2,500,000 as preferred stock with a par value of $1.00. There is no preferred stock outstanding as of June 30, 2003. The fiscal year-end will be June 30.

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

BARTER TRANSACTIONS

In August 2000 the Company entered into an agreement with an unrelated contractor under which the Company received web site development services in exchange for the Company running promotional mentions on its America One television series. The Company began broadcasting the promotional mentions in December 2001 and they will continue to run on the remaining shows of the series through November 2003. The contractor completed its website development in the spring of 2002. The Company consulted APB 29 which provides that such transactions be recorded at the fair value of the assets or services given or received, whichever is more clearly evident. Since the Company had no method of determining the value of the promotional mentions it provided, it did not recognize any income or expense from this transaction until the promotional mentions began running and the website was substantially completed. The Company is amortizing the $78,320 from December 1, 2001 to November 30, 2003 at the rate of $188 per promotional mention as broadcasted. A total of $22,560 and $39,104 is being recognized as other income in the section of the Statement of Operations for the period ended June 30, 2002 and 2003, respectively and the balance as deferred income.The Company amortized $26,967 and $4,001 of the website cost in fiscal 2003 and 2002 leaving a net asset value of $48,252 as of June 30, 2003.

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

The Company has a total of 50,000,000 authorized shares of common stock with a par value of $.001 per share and with 22,620,750 shares issued and outstanding as of June 30, 2003. The Company has designated 2,500,000 as preferred stock with a par value of $1.00.

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

NOTE 8 - INCOME TAXES

The components of the provision for income tax benefits(expense) are as follows:

                                    Year Ended June 30,
                                    ___________________
                                 2003                        2002
                                 ____                        ____
    Current:
        Federal               $    54,128                $ (    3,882)
        State                       7,510                  (      538)
    Valuation Allowance           (61,638)                      4,420
                              ___________                ____________
                              $       -0-                $ (      -0-)
                              ___________                ____________

The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates adjusted by a valuation allowance of deferred tax assets bringing the effective rate to zero.

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2003 and 2002 are a result of temporary differences related to the items as described as follows:

                                       2003                                 2002
                        Deferred Tax         Deferred Tax      Deferred Tax     Deferred Tax
                        Assets               Liabilities       Assets           Liabilities
                        ____________________________________________________________________
Impairment Loss          $ 8,936                     -0-       $ 13,073              -0-
Net Operating Loss        52,701                     -0-            -0-              -0-
Other                      3,971                     -0-            -0-            9,103
Valuation allowance on
  Deferred tax assets    (65,608)                    -0-        (13,073)          (9,103)
                        ____________________________________________________________________
                         $   -0-                     -0-       $    -0-           $  -0-
                        ====================================================================


SFAS 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company considered its historic lack of substantial taxable profits, its internal projections concerning future taxable profits, its assumptions underlying such projections and the likelihood of achieving such future taxable profits. Based on such considerations the Company determined that because of its historic lack of substantial operating profits, there is sufficient uncertainty with respect to its ability to achieve profitable operations in future periods that the Company cannot justify the recording of an income tax asset and, accordingly, the Company established a valuation reserve in the full amount of the deferred tax assets in the fiscal years ended June 30, 2003 and 2002. As of June 30, 2003, the Company had approximately $167,000 in net operating loss carryforwards for federal income tax purposes. The loss carryforwards expire beginning in 2013. The net operating loss carryforwards will be available to affect taxable income within the carryforward period, subject to limitations of the tax code.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Not applicable.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Albuquerque, New Mexico on December 8, 2003.

                                  JANE BUTEL CORPORATION
                                  (Registrant)

                                  /s/ JANE BUTEL
                                  ______________________
                                      Jane Butel
                                      President


         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


  Signature                       Title                             Date
______________           _____________________________         _______________

/s/ JANE BUTEL           President and Director                December 8, 2003
______________           (Principal Executive Officer)
    Jane Butel           (Principal Financial Officer)