Form 10QSB/A
period 2003-09-30
JANE BUTEL CORP
filed 2003-12-08
CIK 1204853

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549

                                   FORM 10-QSB
                                  Amendment #1

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

Transitional Small Business Format:     NO
                                     ________

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




                             JANE BUTEL CORPORATION

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


                             JANE BUTEL CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                            _____________________________
                                                            SEPTEMBER 30          JUNE 30
                                                                2003               2003
                                                            _____________________________
                                   A S S E T S
   CURRENT ASSETS
       Cash                                                 $          -        $   1,011
       Inventory                                                  27,482           27,044
       Accounts Receivable net of allowance for bad debt           2,760            5,156
       Accounts Receivable - related party                        13,194           12,894
                                                            ____________        _________
             Total Current Assets                                 43,436           46,105

   FIXED ASSETS
       Equipment                                                 114,095          114,095
       Leasehold Improvements                                     97,159           97,159
       Accumulated Depreciation                                 (202,381)        (191,778)
                                                            ____________        _________
             Total Fixed Assets                                    8,873           19,476

   OTHER ASSETS
       Television Film Costs                                     222,332          240,862
       Websites, net of amortization                              41,727           48,252
       Videos, net of amortization                                48,168           59,593
                                                            ____________        _________
             Total Other Assets                                  312,227          348,707
                                                            ____________        _________
             Total Assets                                   $    364,536        $ 414,288
                                                            ============        =========


                              L I A B I L I T I E S

   CURRENT LIABILITIES
       Cash Overdraft                                       $      2,665        $       -
       Accounts Payable                                           64,417           72,745
       Deferred Income                                             6,880           16,656
       Other Current Liabilities                                  48,938           52,162
       Notes Payable                                              47,720          155,000
       Accrued Settlements Payable                                30,199           30,199
                                                            ____________        _________
             Total Current Liabilities                           200,819          326,762

   LONG-TERM LIABILITIES
       Notes Payable - Related Party                             239,525          244,098
       Notes Payable                                             130,180                -
                                                            ____________        _________
             Total Long-Term Liabilities                         369,705          244,098
                                                                       -
                                                            ____________        _________
             Total Liabilities                                   570,524          570,860

       Commitments and Contingencies                                   -                -

                      S T O C K H O L D E R S ' E Q U I T Y

   Preferred Stock
       2,500,000 authorized shares, $1.00 par value                    -                -
       no shares outstanding
   Common Stock                                                   22,621           22,621
       50,000,000 authorized shares, $.001 par value
       22,620,750 shares issued and outstanding

   Additional Paid-in-Capital                                     47,568           47,568
   Accumulated Deficit                                          (276,177)        (226,761)
                                                            ____________        _________
             Total Stockholders' Equity (Deficit)               (199,108)        (156,572)
                                                            ____________        _________
             Total Liabilities and Stockholders' Equity     $    364,536        $ 414,288
                                                            ============        =========

The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                        ________________      ________________
                                                             FOR THE               FOR THE
                                                          THREE MONTHS          THREE MONTHS
                                                        ENDING SEPTEMBER      ENDING SEPTEMBER
                                                        ________________      ________________
                                                              2003                  2002
                                                        ________________      ________________

REVENUES:
     Revenues                                            $       47,547        $       50,819
                                                        ________________      ________________
          Total Revenues                                 $       47,547        $       50,819

EXPENSES:
     Cost of Sales                                               17,419                15,338
     Payroll Expenses                                            11,298                14,361
     Occupancy Costs                                              4,852                 4,660
     Professional Fees                                           12,630                 5,829
     Interest Expense                                             6,563                 6,242
     Impairment Loss                                              4,900                     -
     Royalty Expenses                                               788                     -
     Depreciation and Amortization Expense                       35,658                 9,099
     Operating Expenses                                          13,331                10,875
                                                        ________________      ________________
          Total Expenses                                        107,439                66,404

          Net Income (Loss) from Operations              $      (59,892)       $      (15,585)

OTHER INCOME:
     Barter Revenue                                               9,776                 9,776
                                                                      -
PROVISION FOR INCOME TAXES:

     Income Tax Benefit/(Expense)                                     -                     -
                                                        ________________      ________________
          Net Income (Loss)                              $      (50,116)       $       (5,809)
                                                        ================      ================


Basic and Diluted Loss Per Common Share                           (0.00)                (0.00)
                                                        ________________      ________________

Weighted Average number of Common Shares                     22,620,750            21,920,750
     used in per share calculations                     ================      ================

The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                      Common       Preferred      $0.001         Paid-In       Accumulated     Stockholders'
                                      Shares         Stock      Par Value        Capital         Surplus          Equity
                                    ___________    ___________  ___________      __________    _______________ _____________
   Balance, June 30, 2003            22,620,750              -       22,621          46,868          (226,061)    $(156,572)

   Net Income  (Loss)                                                                                 (50,116)      (50,116)
                                    ___________    ___________  ___________      __________    _______________ _____________
   Balance, September 30, 2003       22,620,750              -     $ 22,621          46,868          (276,177)     (206,688)
                                    ===========    ===========  ===========      ==========    =============== =============




The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              __________________       __________________
                                                                                    FOR THE                   FOR THE
                                                                              THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                                  SEPTEMBER 30              SEPTEMBER 30
                                                                              __________________       __________________
                                                                                      2003                      2002
                                                                              __________________       __________________
   CASH FLOWS FROM OPERATING ACTIVITIES:

        Net Income (Loss)                                                     $          (50,116)      $           (5,809)

        Changes in operating assets and liabilities:
               Depreciation Expense                                                       10,603                    6,445
               Amortization Expense                                                       25,055                    2,453
               Common Stock Issued for Services                                                -                      700
               Impairment Loss                                                             4,900                        -
               (Increase)/Decrease Account Receivable                                      2,396                   (2,879)
               (Increase)/Decrease Account Receivable Related Party                            -                     (300)
               (Increase) Decrease Inventory                                                (438)                    (761)
               increase/(Decrease) Accounts Payable                                        8,328                    4,785
               Increase/(Decrease) Deferred Income                                        (9,776)                       -
               Increase/(Decrease)  in Other Current Liablities                          (10,855)                  (3,201)
                                                                              __________________       __________________
               Total Adjustments                                                          30,213                   (2,534)
                                                                              __________________       __________________
   Net Cash (Used in) Provided From  Operating Activities                     $          (19,903)      $           (8,343)


   CASH FLOWS FROM INVESTING ACTIVITIES:

        Increase (Decrease) Related Party Notes Receivable                                   300                   (4,448)
                                                                              __________________       __________________
   Net Cash Used in Investing Activities                                      $              300       $           (4,448)


   CASH FLOWS FROM FINANCING ACTIVITIES:

        Payments on Related Party Note                                                    (4,573)                       0
        Note Payable                                                                      20,500                   30,500
                                                                              __________________       __________________
   Net Cash Provided for Financing Activities                                 $           15,927       $           30,500
                                                                              __________________       __________________

   Net Increase (Decrease) in Cash                                            $           (3,676)     $            17,709

   Cash Balance,  Begin Period                                                $            1,011       $           (2,690)
                                                                              __________________       __________________
   Cash Balance,  End Period                                                  $           (2,665)      $           15,019
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

FEDERAL INCOME TAX

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company has taken a valuation reserve equal to the full amount of its tax assets.

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


                                               Year Ended June 30,
                                         2002                      2001
                                    _____________________________________

Proforma Revenue                     $ 408,383                  $ 202,979
Proforma Net Income                     92,381                    (12,621)

Proforma net income per share             Nil                        Nil

The financial statements presented is recorded as if the acquisition had occurred July 1, 2001.

NOTE 3  -  COMMON STOCK

The company has a total of 50,000,000 authorized shares of common stock with a par value of $.001 per share and with 22,620,750 shares issued and outstanding as of September 30, 2003. The Company has authorized 2,500,000 shares of preferred stock with a par value of $1.00 per share and with none issued and outstanding as of September 30, 2003.

In August of 2002, the Company issued 700,000 shares to various individuals prior to the share exchange agreement. The common shares was valued at $.001 because the Company was inactive and not trading.

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

NOTE 8 - BARTER TRANSACTIONS

In August 2000 the Company entered into an agreement with an unrelated contractor under which the Company received web site development services in exchange for the Company running promotional mentions on its America One television series. The Company began broadcasting the promotional mentions in December 2001 and they will continue to run on the remaining shows of the series through November 2003. The contractor completed its website development in the spring of 2002. The Company consulted APB 29 which provides that such transactions be recorded at the fair value of the assets or services given or received, whichever is more clearly evident. Since the Company had no method of determining the value of the promotional mentions it provided, it did not recognize any income or expense from this transaction until the promotional mentions began running and the website was substantially completed, which occurred during the spring of 2002. The Company is amortizing the $78,320 from December 1, 2001 to November 30, 2003 at the rate of $188 per promotional mention as they are broadcast. $9,776 is being recognized as other income in the section of the Statement of Operations for the periods ended September 30, 2003 and September 30, 2002. The Company has amortized $37,493 on the cost of the website leaving a net asset value of $41,727 as of September 30, 2003.

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

Cost of sales was $17,419, or 36.6%, in the quarter ended September 30, 2003 compared to $15,338, or 30.2% in the quarter ended September 2002. While payroll expenses dropped from $14,361 in 2002 quarter to $11,298 in 2003 quarter, we experienced an increase in professional fees from $5,829 in 2002 to $12,630 in 2003 for audit and accounting and legal fees. There was barter revenue in both the 2003 and 2002 quarters in the amount of $9,776 which we recognized from running promotional mentions on our America One Network shows in exchange for a website. There was an increase in depreciation expense of approximately $4,000 in the 2003 quarter. Amortization increased $22,602 due to the television show now being broadcast for one year as of September 7, 2003. We had an impairment loss of $4,900 in the 2003 quarter we did not experience in 2002.

We had a loss of $50,116 for the 2003 quarter compared to a loss of $5,809 in the 2002 quarter.

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

                                        JANE BUTEL CORPORATION



December 8, 2003                        By:/s/ JANE BUTEL
                                         ______________________________________
                                              Jane Butel, President (principal
                                              executive and accounting officer)