Form 10KSB/A
period 2003-06-30
JANE BUTEL CORP
filed 2003-12-22
CIK 1204853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                  Amendment #2


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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

           EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-KSB/A

Registrant is filing this Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2003 solely for the purpose of making the following revision from the information reported in registrant's Annual Report on Form 10-KSB/A filed on December 8, 2003: Note 4 to the Financial Statements is revised to reconcile the disclosure of the notes payable in Note 4 with the amount of notes payable reported on the balance sheet. Please refer to the Annual Report on Form 10-KSB/A on December 8, 2003 for the balance of registrant's Form 10-KSB/A for the fiscal year ended June 30, 2003.

Pursant to Exchange Act Rule 12b-15 only Part I, Item 7- Financial Statements and Exhibits 31.1, 31.2, 32.1 and 32.2 are included in this amendment.

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

The Company entered in a note with Janet E Freeman Trust in August 2002 in the amount of $25,000. The note carries interest at the rate of 10% and matured in February 2003.

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

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Albuquerque, New Mexico on December 18, 2003.

                                  JANE BUTEL CORPORATION
                                  (Registrant)

                                  /s/ JANE BUTEL
                                  ______________________
                                      Jane Butel
                                      President


         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


  Signature                       Title                             Date
______________           _____________________________         _________________

/s/ JANE BUTEL           President and Director                December 18, 2003
______________           (Principal Executive Officer)
    Jane Butel           (Principal Financial Officer)