Form 10QSB/A
period 2003-09-30
JANE BUTEL CORP
filed 2003-12-22
CIK 1204853

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549

                                  FORM 10-QSB/A
                                  Amendment #2

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

          EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-QSB/A

Registrant is filing this Quarterly Report on Form 10-QSB/A for the fiscal quarter ended September 30, 2003 solely for the purpose of making the following revisions from the information provided in the Form 10-KSB/A for the fiscal year ended June 30, 2003 filed of December 8, 2003: Balance Sheet as at September 30, 2003 has been revised to adjust amounts of various current and long term liabilities but the total liabilities has not changed. Note 2 to the Financial Statements is revised to remove certain proforma information. Note 5 is revised to show the current and long-term portion of the notes payable and the "Settlement and Mutual Release" portion of Note 5 has been expanded to disclose the accounting for the Settlement and Release. Please refer to the Quarterly Report on Form 10-KSB/A filed on December 8, 2003 for the balance of registrant's Form 10-QSB/A for the fiscal quarter ended September 30, 2003.

Pursuant to Exchange Act Rule 12b-15 only Part I, Item 1- Financial Statements and Exhibits 31.1, 31.2, 32.1 and 32.2 are included in this amendment.

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




                             JANE BUTEL CORPORATION

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


                             JANE BUTEL CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                            _____________________________
                                                            SEPTEMBER 30          JUNE 30
                                                                2003               2003
                                                            _____________________________
                                   A S S E T S
   CURRENT ASSETS
       Cash                                                 $          -        $   1,011
       Inventory                                                  27,482           27,044
       Accounts Receivable net of allowance for bad debt           2,760            5,156
       Accounts Receivable - related party                        13,194           12,894
                                                            ____________        _________
             Total Current Assets                                 43,436           46,105

   FIXED ASSETS
       Equipment                                                 114,095          114,095
       Leasehold Improvements                                     97,159           97,159
       Accumulated Depreciation                                 (202,381)        (191,778)
                                                            ____________        _________
             Total Fixed Assets                                    8,873           19,476

   OTHER ASSETS
       Television Film Costs                                     222,332          240,862
       Websites, net of amortization                              41,727           48,252
       Videos, net of amortization                                48,168           59,593
                                                            ____________        _________
             Total Other Assets                                  312,227          348,707
                                                            ____________        _________
             Total Assets                                   $    364,536        $ 414,288
                                                            ============        =========


                              L I A B I L I T I E S

   CURRENT LIABILITIES
       Cash Overdraft                                       $      2,665        $       -
       Accounts Payable                                           64,417           72,745
       Deferred Income                                             6,880           16,656
       Other Current Liabilities                                  51,338           52,162
       Notes Payable                                              38,000          155,000
       Accrued Settlements Payable                                30,199           30,199
                                                            ____________        _________
             Total Current Liabilities                           193,499          326,762

   LONG-TERM LIABILITIES
       Notes Payable - Related Party                             239,525          244,098
       Notes Payable                                             137,500                -
                                                            ____________        _________
             Total Long-Term Liabilities                         377,025          244,098
                                                                       -
                                                            ____________        _________
             Total Liabilities                                   570,524          570,860

       Commitments and Contingencies                                   -                -

                      S T O C K H O L D E R S ' E Q U I T Y

   Preferred Stock
       2,500,000 authorized shares, $1.00 par value                    -                -
       no shares outstanding
   Common Stock                                                   22,621           22,621
       50,000,000 authorized shares, $.001 par value
       22,620,750 shares issued and outstanding

   Additional Paid-in-Capital                                     47,568           47,568
   Accumulated Deficit                                          (276,177)        (226,761)
                                                            ____________        _________
             Total Stockholders' Equity (Deficit)               (199,108)        (156,572)
                                                            ____________        _________
             Total Liabilities and Stockholders' Equity     $    364,536        $ 414,288
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

A summary of the settlement is as follows:

            1. Total of $137,500 is due with attorney fees and past due interest.
            2. Interest to accrue at 6% on the original debt of $100,000, 10% on $19,500, and no interest on the attorney fees and past due interest.
            3.    The Company owes $2 per book royalty until $300,000 is paid.
            4. Monthly payment of $610 per month in interest beginning September 15, 2003 and continuing until August 15, 2005 when all remaining debt is due.
            5.    Mutual release of any and all other claims.

As a result of the settlement the notes payable to these lenders were increased to $137,500, a net increase of $10,500, to reflect the settlement amount and transferred from current to long term liabilities to reflect the new maturity date. The royalty in the amount of $2 per book is expensed as books are sold.

The Company entered in a note with Janet E Freeman Trust in August 2002 in the amount of $25,000. The note carries interest at the rate of 10% and matured in February 2003.

As of  September  30,  2003,  the  company  is also  indebted  to two  unrelated
individuals   and  an  unrelated   company  for   $10,000,   $1,000  and  $2,000
respectively.

A summary of the notes payable shown as current and long-term is as follows:

                                        Current         Long-Term
                                        __________________________
James Allen Dickey and Lila Dickey      $   -0-         $ 137,500
Janet E Freeman Trust                    25,000               -0-
Unrelated parties                        13,000               -0-
                                        _______         _________
                                        $38,000         $ 137,500

Future maturities of long-term debt is as follows:
Years Ended:
        June 30, 2005                   $    -0-
        June 30, 2006                    137,500
                                        ________
                                        $137,500


NOTE 6  -  RELATED PARTIES

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

                                        JANE BUTEL CORPORATION



December 18, 2003                       By:/s/ JANE BUTEL
                                         ______________________________________
                                              Jane Butel, President (principal
                                              executive and accounting officer)