Form 10QSB
period 2003-12-31
JANE BUTEL CORP
filed 2004-02-17
CIK 1204853

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:                                DECEMBER 31, 2003


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,620,750 shares as of February 2, 2004.

Transitional Small Business Format:     No
                                       ____

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




                             JANE BUTEL CORPORATION

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


                             JANE BUTEL CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                December 31        June 30
                                                                   2003             2003
                                                                ___________       _________
                                   A S S E T S

   CURRENT ASSETS
       Cash                                                      $  27,086        $   1,011
       Inventory                                                    20,568           27,044
       Accounts Receivable net of allowance for bad debt                 -            5,156
       Accounts Receivable - related party                           7,718           12,894
                                                                 _________        _________
             Total Current Assets                                   55,372           46,105

   FIXED ASSETS
       Equipment                                                   114,095          114,095
       Leasehold Improvements                                       97,159           97,159
       Accumulated Depreciation                                   (211,254)        (191,778)
                                                                 _________        _________
             Total Fixed Assets                                          0           19,476

   OTHER ASSETS
       Television Film Costs, net of Amortization                  203,802          240,862
       Websites, net of Amortization                                35,201           48,252
       Videos, net of amortization                                  36,743           59,593
                                                                 _________        _________
             Total Other Assets                                    275,746          348,707
                                                                 _________        _________
             Total Assets                                        $ 331,118        $ 414,288
                                                                 =========        =========

                              L I A B I L I T I E S

   CURRENT LIABILITIES
       Accounts Payable                                             66,868           72,745
       Deferred Income                                                   -           16,656
       Other Current Liabilities                                    84,093           52,162
       Notes Payable                                                91,000          155,000
       Accrued Settlements Payable                                  30,199           30,199
                                                                 _________        _________
             Total Current Liabilities                             272,160          326,762

   LONG-TERM LIABILITIES
       Notes Payable - Related Party                               235,150          244,098
       Notes Payable                                               137,500                -
                                                                 _________        _________
             Total Long-Term Liabilities                           372,650          244,098

                                                                 _________        _________
             Total Liabilities                                     644,810          570,860

       Commitments and Contingencies                                     -                -

                      S T O C K H O L D E R S ' E Q U I T Y

   Preferred Stock
       5,000,000 authorized stock, $1.00 par value                       -                -
       no shares outstanding
   Common Stock
       50,000,000 authorized shares, $.001 par value
       22,620,750 issued and outstanding                            22,621           22,621
   Additional Paid-in-Capital                                       47,568           47,568
   Accumulated Surplus                                            (383,881)        (226,761)
                                                                 _________        _________
             Total Stockholders' Equity (Deficit)                 (313,692)        (156,572)
                                                                 _________        _________
             Total Liabilities and Stockholders' Equity            331,118          414,288
                                                                 =========        =========

The accompanying notes are integral part of the consolidated financial statements.



                             JANE BUTEL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                    __________________________________________________________________________
                                                      For the              For the              For the              For the
                                                    Three Months         Three Months          Six Months           Six Months
                                                      Ending               Ending               Ending               Ending
                                                    December 31          December 31          December 31          December 31
                                                    __________________________________________________________________________
                                                       2003                 2002                 2003                 2002
                                                    __________________________________________________________________________

REVENUES:
     Revenues                                       $    86,292          $    65,645          $   133,839          $   116,464
                                                    __________________________________________________________________________
          Total Revenues                            $    86,292          $    65,645          $   133,839          $   116,464

EXPENSES:
     Cost of Sales                                       32,020               19,225               49,439               34,563
     Paryoll Expenses                                    50,312               16,163               61,610               30,524
     Occupancy Costs                                      8,140                5,759               12,992               10,419
     Professional Fees                                   25,015                6,104               37,645               11,933
     Impairment Expenses                                 11,425                    -               16,325                    -
     Royalty Expenses                                       172                    -                  960                    -
     Interest Expense                                     6,286                5,264               12,849               11,506
     Depreciation and Amortization Expense               33,928               33,531               69,586               67,062
     Operating Expenses                                  32,878               17,984               50,808               28,859
                                                    __________________________________________________________________________
          Total Expenses                                200,176              104,030              312,214              194,866

          Net Income (Loss) from Operations         $  (113,884)         $   (38,385)         $  (178,375)         $   (78,402)

OTHER INCOME:
     Barter Revenue                                       6,880                9,776               16,656               19,552
     Other Income                                         4,599                                     4,599

PROVISION FOR INCOME TAXES:

     Income Tax Benefit/(Expense)                             -                    -                    -                    -
                                                    __________________________________________________________________________
          Net Income (Loss)                         $  (102,405)         $   (28,609)         $  (157,120)         $   (58,850)
                                                    ==========================================================================

Basic and Diluted Loss Per Common Share                   (0.00)               (0.00)               (0.01)               (0.00)
                                                    __________________________________________________________________________
Weighted Average number of Common Shares             22,620,750           22,620,750           22,620,750           22,620,750
     used in per share calculations                 ==========================================================================


The accompanying notes are integral part of the consolidated financial statements.



                             JANE BUTEL CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                ________________          _______________
                                                                                    For the                   For the
                                                                                Six Months Ended          Six Months Ended
                                                                                    December 31               December 31
                                                                                ________________          _______________
                                                                                      2003                      2002
                                                                                ________________          _______________

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss)                                                             $ (157,120)               $ (58,850)

     Changes in operating assets and liabilities:
            Depreciation Expense                                                       19,476                   12,890
            Amortization Expense                                                       61,535                   54,712
            Common Stock Issued for Services                                                -                      700
            Impairment Expenses                                                        16,325                        -
            (Increase)/Decrease Account Receivable                                      5,156                  (11,143)
            (Increase)/Decrease Accrued Settlements                                         -                        -
            (Increase)/Decrease in Inventory                                            6,476                      (37)
            increase/(Decrease) Accounts Payable                                       (5,877)                   4,806
            increase/(Decrease) Deferred Income                                       (16,656)                       -
            Increase/(Decrease)  in Other Current Liablities                           31,931                  (17,217)
                                                                                   __________                _________
            Total Adjustments                                                         118,366                   44,711
                                                                                   __________                _________
Net Cash (Used in) Provided From  Operating Activities                             $  (38,754)               $ (14,139)


CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease Related Party Notes Receivable                                            5,176                     (300)
                                                                                            -                        -
                                                                                   __________                _________
Net Cash Used in Investing Activities                                              $    5,176                $    (300)


CASH FLOWS FROM FINANCING ACTIVITIES:

     Note Payable                                                                      50,705                   44,483
     Payments - Notes Payable Related Parties                                           8,948                        -
                                                                                   __________                _________
Net Cash Provided for Financing Activities                                         $   59,653                $  44,483
                                                                                   __________                _________
Net Increase (Decrease) in Cash                                                    $   26,075                $  30,044

Cash Balance,  Begin Period                                                             1,011                   (2,690)
                                                                                   __________                _________
Cash Balance,  End Period                                                          $   27,086                $  24,778
                                                                                   ==========                =========

Supplemental Disclosures:
     Cash Paid for interest                                                        $    6,242                $     873
     Cash Paid for income taxes                                                    $        -                $       -
     Common Stock Issued for Services                                              $        -                $     700


The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Jane Butel Corporation ("the Company") (formerly Earth Labs Inc.) was incorporated under the laws of the State of Florida in April 1992 as the Institute for Strategic Business Development, Inc. for the purpose of promoting and carrying on any lawful business for which a corporation may be incorporated under the laws of the State of Florida. The company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 22,620,750 common shares issued and outstanding as of December 31, 2003. The Company has designated 5,000,000 as preferred stock with a par value of $1.00 per share with no preferred stock outstanding as of December 31, 2003.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company December 31, 2003, and the results of their operations for the three and six months ended December 31, 2003, and their cash flows for the six months ended December 31, 2003 and 2002.

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

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

NOTE 2 - ACQUISITIONS

On August 26, 2002, the Company entered into a Share Exchange Agreement with Tex-Mex Inc. (Tex-Mex), a New Mexico Corporation whereby Jane Butel exchanged all of her shares in Tex-Mex Inc. for 13,512,450 shares of the Company. After the agreement is completed she will own 60% of the Company. The exchange agreement will be accounted for in a recapitalization of subsidiary for accounting purposes and the asset and liabilities will be recorded at their net equity value per the adoption of SFAS 141 and 142. The acquisition is being recorded as if it had occurred July 1, 2000 for financial reporting purposes.

NOTE 3  -  COMMON STOCK

The company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 22,620,750 shares issued and outstanding as of December 31, 2003. The Company has designated 5,000,000 as preferred stock with a par value of $1.00 per share.

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

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 4  -  NOTE PAYABLE - RELATED PARTIES

The Company entered into a promissory note payable with Jane Butel, individually, with the balance on December 31, 2003 in the amount of $235,150. The note matures on July 1, 2007 with accrued interest at the rate of 6.97% in the amount of $33,448 as of December 31, 2003.

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

On August 19, 2003, a "Settlement and Mutual Release" was signed between the parties in the suit that was filed January 24, 2003 in Second Judicial District Court, Bernalillo County, New Mexico by James Allen Dickey and Lila Dickey seeking a judgement in the amount of $127,000 plus interest. The Company borrowed such sums in 2001.

A summary of the settlement is as follows:

    1. Total of $137,500 is due with attorney fees and past due interest.

    2. Interest to accrue at 6% on the origninal debt of $100,000, 10% on $19,500, and no interest on the attorney fees and past due interest.

    3. The Company owes $2 per book royalty until $137,500 is paid.

    4. Monthly payment of $610 per month in interest beginning September 15, 2003 and continuing until August 15, 2005 when all remaining debt is due.

    5. Mutual release of any and all other claims.

As a result of the settlement, the notes payable to these lenders were increased to $137,500, a net increase of $10,500, to reflect the settlement amount and transferred from current to long term liabilities to reflect the new maturity date. The royalty in the amount of $2 per book is expensed as books are sold.

The Company entered in a note with Janet E Freeman Trust in August 2002 in the amount of $25,000. The note carries interest at the rate of 10% and matured in February 2003.

In October, 2003, the Company entered into a note with an unrelated individual for $50,000. The note carries interest of 6% and matures on October 20, 2004.

As of  December  31,  2003,  the  company  is  also  indebted  to two  unrelated
individuals   and  an  unrelated   company  for   $10,000,   $4,000  and  $2,000
respectively.

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 5 - NOTES PAYABLE (CON'T)


A summary of the notes payable shown as current and long-term is as follows:

                                              Current        Long-Term
                                              _______        _________

James Allen Dickey and Lila Dickey            $    -0-       $ 137,500
Janet E Freeman Trust                           25,000             -0-
Unrelated Individuals and Company               66,000             -0-
                                              ________       _________
                                              $ 91,000       $ 137,500

Future maturities of long-term debt is as follows:
Years Ended:
            June 30, 2005                     $    -0-
            June 30, 2006                      137,500
                                              ________
                                              $137,500

NOTE 6  -  RELATED PARTIES

There exist related party relationships with Jane Butel in the form of a Note Payable in the amount of $235,150 and principal stockholder and officer.

Also, there exists a related party relationship with Pecos Valley Spice Company in the form of a Note Receivable and sale of spice products to the Company's customers.

NOTE 7  -  LEASE

The Company's subsidiary Tex-Mex entered into a lease agreement with the LaPosada Hotel in Albuquerque, New Mexico for 2,900 square feet office and cooking school space. The lease was originally signed in June 1997 and covered the term from July 1, 1997 to June 30, 2002 at the rate of $1,500 per month. Since the lease has expired, the Company is currently extending the lease on a month to month basis. Lease extension discussions were begun in November, 2003.

NOTE 8 - BARTER TRANSACTIONS

In August 2000 the Company entered into an agreement with an unrelated contractor under which the Company received web site development services in exchange for the Company running promotional mentions on its America One television series. The Company began broadcasting the promotional mentions in December 2001 and they will continue to run on the remaining shows of the series through November 2003. The contractor completed its website development in the spring of 2002. The Company consulted APB 29 which provides that such transactions be recorded at the fair value of the assets or services given or received, whichever is more clearly evident. Since the Company had no method of determining the value of the promotional mentions it provided, it did not recognize any income or expense from this transaction until the promotional mentions began running and the website was substantially completed, which occurred during the spring of 2002. The Company is amortizing the $78,320 from December 1, 2001 to November 1, 2003 or over 24 months at the rate of $188 per

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


promotional mention. A total of $16,656 and $19,552 is being recognized as other income in the section of the Statement of Operations for the six month period ended December 31, 2003 and 2002. The Company has amortized $43,119 on the cost of the website leaving a net asset value of $35,201 as of December 31, 2003.

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

A judgement in the amount of $16,599 has been rendered against the Company by World Wide Country Tours for classes that were cancelled. The Company settled the judgement for $12,000 and received a release in November 2003 when paid. The balance of the judgement has been shown as Other Income in the Statement of Operations.

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

RESULTS OF OPERATIONS

Quarter and six months ended December 31, 2003 compared to quarter and six months ended December 31, 2002.

In the quarter ended December 31, 2003, which is the second quarter of the fiscal year ending June 30, 2004, sales were $86,292 compared to $65,645, an increase of 31.45%. This increase was due to weeklong class sales increasing by $10,000 and weekend class sales increasing by $2,000 in 2003 compared to the same period in 2002. Sales of our Mexican tour and group demonstrations were down a total of $10,000 from the second fiscal quarter of 2002. Pecos Valley Spice Co. sales increased $25,500. This years' Pecos Valley sales were $29,988 compared to last year's sales of $4,455 for the same period.

For the six months ended December 31, 2003, sales were $133,839 compared to the six months ended December 31, 2002, sales of $116,464, an increase of 14.92%. The increase in sales was due to weekend class sales increasing $9,000 and weeklong class sales increasing $16,846 or almost double what they were a year ago. The sale of cookbooks for the television show was down under $500 from a year ago or $5,414, compared to $5813 for the last six months of 2002. The Cooking School's group sales were down about $15,500 from the prior year. A sales program has been in place to regain the sales that are possible. Part of the loss is due to convention business being down for Albuquerque. The Spice division sales were up approximately $29,000 primarily due to two large scale customers purchasing kits for tamale and chili making. The replay of our segment on Food Finds on the Food Network continues to boost Spice Division sales.

Cost of sales was $32,020, or 37 % of sales in the second quarter, ending December 31, 2003. In the same period in 2002, the cost of sales was $19,225 or 29% of sales. The increase in costs were primarily due to the increased product and labor costs to support the Spice Co sales of $10,556. The remaining costs were to support the increased number of cooking school expenses of food, labor and hotel rooms.

In the six months ended December 31, 2003, the cost of sales was $49,439, or 37% of sales compared to $34,563, or 30% of sales for the same period in the prior year. The increase in 2003 was due to increased costs of product and labor to support the increased sales for the spice company and increased costs of food and hotel rooms for the cooking school.

Payroll expenses increased $34,149 in the quarter ended December 31, 2003 from the 2002 quarter, and were up $34,563 in the six months ended December 31, 2003 from the same period in 2002. This increase in payroll reflected accruing monthly salary of $10,000 per month for Jane Butel. We experienced an increase in professional fees from $6,104 in the 2002 quarter to $25,015 in 2003 for audit and accounting and legal fees. There was barter revenue in both the 2003 and 2002 quarters which we recognized from running promotional mentions on our America One Network shows in exchange for a website. We had an impairment loss of $11,425 in the 2003 quarter we did not experience in 2002. Operating expenses were 38 % and 27 % of revenues in the quarter ended December 31, 2003 and 2002, respectively.

We had a net loss of $102,405 for the 2003 quarter compared to a loss of $28,609 in the 2002 quarter.

LIQUIDITY AND CAPITAL RESOURCES

We have not had a consistent record of earnings and positive cash flow due to several factors, including the general reduction in travel after 9/11/01 and the investments we made in production of our videos, websites and television show. As of December 31, 2003 our liabilities were $644,810 and our assets were $331,118.

We are seeking $500,000 to assure our ability to pay off our current contractual obligations, including a defaulted loan that was restructured. We are also seeking to raise $1,500,000 to $2,000,000 in equity capital to introduce additional products and services. However, we have no definitive financing arrangements and there can be no assurance that any new capital would be available to us or that adequate funds for our operations either whether from our revenues or from new investors, will be available when needed or on terms satisfactory to us. The failure to obtain adequate additional financing may require us to curtail or scale back some or all of our current operations, and delay or eliminate our ability to introduce proposed new products and services. We may even be required to cease operations entirely in the event that we do not generate sufficient funds from operations and investment to cover our short term capital needs, including contractual obligations (as stated above) due in less than one year. Any additional equity financing may involve substantial dilution to our current shareholders.

BARTER TRANSACTION

We exchanged promotional mentions on our America One television series for web site development services from an independent web site developer. The promotional mentions will run from December 2001 to November 2003. The web site was substantially completed in Spring 2002. We recognized $6,880 and $16,656 of Other Income/Barter Revenue in quarter and six months ended December 31, 2003, respectively. We measured such revenue on the basis of our estimate of the fair market value of the web site we received of $78,320 which we based on our experience in negotiating for web site development services from this and other web site developers on a cash basis. We are recognizing such income ratably over a period of 20 months from March 1, 2002 to November 1, 2003. We do not anticipate engaging in similar transactions.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         31.1 Certification by CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
         31.2 Certification by CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
         32.2 Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
         32.2 Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JANE BUTEL CORPORATION



February 5, 2004                           By:  /s/ JANE BUTEL
                                           _________________________________
                                           Jane Butel, President (principal
                                           executive and accounting officer)