Form 10QSB
period 2004-03-31
JANE BUTEL CORP
filed 2004-05-10
CIK 1204853

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:                                   MARCH 31, 2004


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,620,750 shares as of May 2, 2004.

Transitional Small Business Format:     No
                                       ____

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States have been omitted. However, in the opinion of management, all adjustment's (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 2003 filed with the Commission.




                             JANE BUTEL CORPORATION

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


                             JANE BUTEL CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                 March 31          June 30
                                                                   2004              2003
                                                                ___________       _________
                                   A S S E T S

   CURRENT ASSETS
       Cash                                                      $  20,455        $   1,011
       Inventory                                                    18,071           27,044
       Accounts Receivable net of allowance for bad debt            34,236            5,156
       Accounts Receivable - related party                           5,900           12,894
                                                                 _________        _________
             Total Current Assets                                   78,662           46,105

   FIXED ASSETS
       Equipment                                                   137,583          114,095
       Leasehold Improvements                                       97,159           97,159
       Accumulated Depreciation                                   (212,428)        (191,778)
                                                                 _________        _________
             Total Fixed Assets                                     22,314           19,476

   OTHER ASSETS
       Television Film Costs, net of Amortization                 2185,272          240,862
       Websites, net of Amortization                                28,675           48,252
       Videos, net of amortization                                  25,318           59,593
                                                                 _________        _________
             Total Other Assets                                    239,265          348,707
                                                                 _________        _________
             Total Assets                                        $ 340,241        $ 414,288
                                                                 =========        =========

                              L I A B I L I T I E S

   CURRENT LIABILITIES
       Accounts Payable                                             78,745           72,745
       Deferred Income                                                   -           16,656
       Other Current Liabilities                                    90,022           52,162
       Notes Payable                                                91,000          155,000
       Accrued Settlements Payable                                  13,600           30,199
                                                                 _________        _________
             Total Current Liabilities                             273,367          326,762

   LONG-TERM LIABILITIES
       Notes Payable - Related Party                               222,962          244,098
       Notes Payable                                               107,500                -
                                                                 _________        _________
             Total Long-Term Liabilities                           330,462          244,098

                                                                 _________        _________
             Total Liabilities                                     603,829          570,860

       Commitments and Contingencies                                     -                -

                      S T O C K H O L D E R S ' E Q U I T Y

   Preferred Stock
       5,000,000 authorized stock, $1.00 par value                       -                -
       no shares outstanding
   Common Stock
       50,000,000 authorized shares, $.001 par value
       22,620,750 issued and outstanding                            22,621           22,621
   Additional Paid-in-Capital                                      206,769           47,568
   Accumulated Surplus                                            (492,978)        (226,761)
                                                                 _________        _________
             Total Stockholders' Equity (Deficit)                 (263,588)        (156,572)
                                                                 _________        _________
             Total Liabilities and Stockholders' Equity            340,241          414,288
                                                                 =========        =========

The accompanying notes are integral part of the consolidated financial statements.



                             JANE BUTEL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                    __________________________________________________________________________
                                                                 For the                                   For the
                                                           Three Months Ending                       Nine Months Ending
                                                                March 31                                  March 31
                                                    __________________________________________________________________________
                                                       2004                 2003                 2004                 2003
                                                    __________________________________________________________________________

REVENUES:
     Revenues                                       $    51,843          $    86,951          $   185,682          $   203,415
                                                    __________________________________________________________________________
          Total Revenues                            $    51,843          $    86,951          $   185,682          $   203,415

EXPENSES:
     Cost of Sales                                       20,059               30,003               69,498               64,566
     Paryoll Expenses                                    51,127               12,933              112,737               43,457
     Occupancy Costs                                      9,976                4,863               22,968               15,282
     Professional Fees                                   12,499               14,920               50,144               26,853
     Impairment Expenses                                 11,425                    -               27,750                    -
     Royalty Expenses                                        38                    -                  998                    -
     Interest Expense                                     9,628                4,666               22,477               16,172
     Depreciation and Amortization Expense               26,330               18,193               95,916               85,255
     Operating Expenses                                  19,858               22,522               70,666               51,381
                                                    __________________________________________________________________________
          Total Expenses                                160,940              108,100              473,154              302,966

          Net Income (Loss) from Operations         $  (109,097)         $   (21,149)         $  (287,472)         $   (99,551)

OTHER INCOME:
     Barter Revenue                                           -               15,692               16,656               35,244
     Other Income                                             -                                     4,599

PROVISION FOR INCOME TAXES:

     Income Tax Benefit/(Expense)                             -                    -                    -                    -
                                                    __________________________________________________________________________
          Net Income (Loss)                         $  (109,097)         $    (5,457)         $  (266,217)         $   (64,307)
                                                    ==========================================================================

Basic and Diluted Loss Per Common Share                   (0.00)               (0.00)               (0.01)               (0.00)
                                                    __________________________________________________________________________
Weighted Average number of Common Shares             22,620,750           22,620,750           22,620,750           22,287,417
     used in per share calculations                 ==========================================================================


The accompanying notes are integral part of the consolidated financial statements.



                             JANE BUTEL CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                _________________________________________
                                                                                                 For the
                                                                                               Nine Months
                                                                                                 March 31
                                                                                _________________________________________
                                                                                      2004                      2003
                                                                                ________________          _______________

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (Loss)                                                                    $ (266,217)               $ (64,307)

     Changes in operating assets and liabilities:
            Depreciation Expense                                                       20,650                   32,262
            Amortization Expense                                                       75,167                   52,993
            Common Stock Issued for Services                                                -                      700
            Barter Revenue (Non-Cash)                                                 (16,656)                 (35,244)
            Impairment Expenses                                                        34,275                        -
            (Increase)/Decrease Account Receivable                                    (29,080)                 (34,385)
            (Increase)/Decrease Accounts Receivable Related Party                      12,894                     (300)
            (Increase)/Decrease in Other Current Assets                                (5,900)
            (Increase)/(Decrease) in Inventory                                          8,973                   13,096
            Increase/(Decrease) Accounts Payable                                        6,000                  (14,375)
            Increase/(Decrease) in Other Current Liablities                            21,261                   11,506
                                                                                   __________                _________
            Total Adjustments                                                         127,584                   26,253
                                                                                   __________                _________
Net Cash (Used in) Operating Activities                                            $ (138,633)               $ (38,054)


CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease Related Party Notes Receivable                                                -                        -
     Fixed Assets                                                                     (23,488)                       -
                                                                                   __________                _________
Net Cash Used in Investing Activities                                              $  (23,488)                $      -


CASH FLOWS FROM FINANCING ACTIVITIES:

     Note Payable                                                                      43,500                   48,012
     Contribution of Capital                                                          159,201
     Payments - Notes Payable Related Parties                                         (21,136)                       -
                                                                                   __________                _________
Net Cash Provided for Financing Activities                                         $  181,565                $  48,012
                                                                                   __________                _________
Net Increase (Decrease) in Cash                                                    $   19,444                $   9,958

Cash Balance,  Begin Period                                                             1,011                   (2,690)
                                                                                   __________                _________
Cash Balance,  End Period                                                          $   20,455                $   7,268
                                                                                   ==========                =========

Supplemental Disclosures:
     Cash Paid for interest                                                        $   10,917                $   6,242
     Cash Paid for income taxes                                                    $        -                $       -
     Common Stock Issued for Services                                              $        -                $     700


The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Jane Butel Corporation ("the Company") was incorporated under the laws of the State of Florida in April 1992 as Institute for Strategic Business Development, Inc. for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Florida. The company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 22,620,750 common shares issued and outstanding as of March 31, 2004. The Company has designation 5,000,000 as preferred stock with a par value of $1.00 per share with no preferred stock outstanding as of March 31, 2004.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004, and the results of their operations for the three and nine months ended March 31, 2004, and their cash flows for the nine months ended March 31, 2004 and 2003.

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

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

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

The company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 22,620,750 shares issued and outstanding as of March 31, 2004. The Company has designated 5,000,000 as preferred stock with a par value of $1.00 per share.

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

In the quarter ended March 31, 2004, a total of $159,210 was recorded as contribution to capital by one of the principal shareholders.

NOTE 3  -  NOTE PAYABLE - RELATED PARTIES

The Company entered into a promissory note payable with Jane Butel, individually, with the balance on December 31, 2003 in the amount of $222,962. The note matures on July 1, 2007 with accrued interest at the rate of 6.97% in the amount of $37,333 as of March 31, 2004.

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

On August 19, 2003, a "Settlement and Mutual Release" was signed between the parties in the suit that was filed January 24, 2003 in Second Judicial District Court, Bernalillo County, New

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 4 - NOTES PAYABLE (CON'T)

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

The settlement was recorded in the financial statements by recording the attorney fees in the amount of $13,000 and reducing the remaining balance of the note in the amount of $2,500 reflecting a net increase of $10,500 to agree with the settlement. The royalty in the amount of $2 is expensed as the books are sold. During the quarter ended March 31, 2004 a total of $30,000 was paid on the settlement.

The Company entered in a note with Janet E Freeman Trust in August 2002 in the amount of $25,000. The note carries interest at the rate of 10% and matured in February 2003.

In October the Company entered into a note with an unrelated individual for $50,000.

As of March 31, 2004, the company is also indebted to two unrelated individuals and an unrelated company for $10,000, $4,000 and $2,000 respectively.

A summary of the notes payable shown as current and long-term is as follows:

                                         Current         Long-Term
                                         ________        _________

James Allen Dickey and Lila Dickey       $    -0-        $107,500
Janet E Freeman Trust                      25,000             -0-
Unrelated Individuals and Company          66,000             -0-
                                         ________        ________
                                         $ 91,000        $107,500

Future maturies of long-term debt is as follows:
Years Ended:

            June 30, 2005                $    -0-
            June 30, 2006                 107,500
                                         ________
                                         $107,500

NOTE 5  -  RELATED PARTIES
There exist related party relationships with Jane Butel in the form of a Note Payable in the amount of $222,962 and principal stockholder and officer.

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 6  -  LEASE

The Company's subsidiary Tex-Mex entered into a lease agreement with the LaPosada Hotel in Albuquerque, New Mexico for 2,900 square feet office and cooking school space. The lease was originally signed in June 1997 and covered the term from July 1, 1997 to June 30, 2002 at the rate of $1,500 per month. The Company is in the process of renewing the lease with the new owners of the La Posada Hotel, who took over April 1, 2004. New corporate headquarters were established March 1, 2004 with the Simms Building, Inc., a New Mexico Corporation, on the 12th of January for $4,500 per month for three years. The lease is subject to annual adjustment indexed to the CPI. A deposit of $4,500 was paid in January and the entire amount of the lease is $162,000. The lease for 3,684 usable square fee, known as Suite 750, went into effect March 1, 2004.


NOTE 7 - BARTER TRANSACTIONS

In August 2000 the Company entered into an agreement with an unrelated contractor under which the Company received web site development services in exchange for the Company running promotional mentions on its America One television series. The Company began broadcasting the promotional mentions in December 2001 and they will continue to run on the remaining shows of the series through November 2003. The contractor completed its website development in the spring of 2002. The Company consulted APB 29 which provides that such transactions be recorded at the fair value of the assets or services given or received, whichever is more clearly evident. Since the Company had no method of determining the value of the promotional mentions it provided, it did not recognize any income or expense from this transaction until the promotional mentions began running and the website was substantially completed, which occurred during the spring of 2002. The Company amortized the $78,320 from December 1, 2001 to November 1, 2003 or over 24 months at the rate of $188 per promotional mention. A total of $16,656 and $35,244 is being recognized as other income in the section of the Statement of Operations for the nine month period ended December 31, 2003 and 2002. The Company has amortized $49,645 on the cost of the website leaving a net asset value of $28,675 as of March 31, 2004.

NOTE 8 - COMMITMENT AND CONTINGENCIES

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

A judgment in the amount of $16,599 has been rendered against the Company by World Wide Country Tours for classes that were cancelled. The Company settled the judgment for $12,000 and received a release in November 2003 when paid. The balance of the judgment has been shown as Other Income in the Statement of Operations.

NOTE 9 - SUBSEQUENT EVENT

On April 23, 2004 the Company entered into a warrant agreement with 21st Century Technologies, Inc. Under the agreement, 21st Century, at its discretion, will advance to the Company an additional $200,000. as is seasonably and reasonably requested by the Company. In consideration of such advances, the Company will issue to 21st Century one warrant for each $1.00 advanced to the Company pursuant to the Warrant Agreement. Each warrant is convertible into unrestricted stock of the Company for six months from the date of issuance of each warrant as follows:

               ___________________________1______________________
          Share Price as of Conversion Date Pursuant to This Agreement

The Resulting Value shall then be multiplied by 3 to determine the number of unrestricted shares to be issued per warrant upon the event of exercise.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 compared to 2003

         a.  Revenues

         The Company's revenues for the three months ended March 31, 2003 were $51,843 as compared to $86,951 forthe three months ended March 31, 2003. The Company did not capture the total sales developed in the same period last year. The third fiscal quarter is historically weak following the calendar year holiday season. Publicity releases were mailed, followup was completed, however the publicity was weaker this year than last, when we were in major publications such as Bon Appetit, Frontier Airlines magazine and others. Publicity has traditionally been the strongest drive behind sales. Last year, the weekiong class sales were $16,860 compared to $6,765 in 2004. Weekend class sales in 2003 were $26,013 compared to $7,466. Also, a consulting contract with Campbell's Sales brought in $10,500. The La Posada hotel where the Cooking School is housed and convention business were also reportedly down in Albuquerque for this past quarter.

         b.  Expenses

             (1) Cost of Sales for the three months ended March 31, 2004, was $20,059 compared to $30,003 for the three months ended March 31, 2003. The higher cost of sales in 2003 was due primarily to higher discounts used to secure sales.

             (2) General and Administrative
                       Total expenses for the quarter ended March 31, 2004 were $140,881 compared to $78,097 for the March 31, 2003 quarter. The most significant factors in this increase were increased occupancy costs, payroll, impairment expenses, and depreciation and amortization expenses. An additional corporate office space was leased to house additional staff to develop additional marketing and infastructure for divisional operations. A comptroller and marketing and sales manager were hired and the CEO began taking a salary. The adjustments in depreciation and amortization are related to non-cash assets.

             Net Loss

             The Company experienced a net loss of ($109,097) for the quarter ended March 31, 2004 compared to a net loss of ($5,457) for the quarter ended March 3 1, 2003. The increased loss is due to the establishment of a corporate office, increased payroll, increased depreciation and lack of barter revenue in the 2004 quarter.

         c.  Earnings (Loss) per Share

             For the three months ended March 31, 2004, the Company recorded a net loss of ($0.00) per share compared to a net loss of ($0.00) per share for the 2003 period.

Nine Months Ended March 31, 2004 compared to 2003

         RESULTS OF OPERATIONS:

         a.  Revenues

         The Company's revenues for the nine months ended March 31, 2004 were $1 85,682 as compared to $203,4 1 5 for the nine months ended March 31, 2003. Less publicity and a weaker sales force are mainly attributable for the loss. Both are being remedied. Also, to boast cookbook sales from the airing of the PBS show, a reintroduction of the show to PBS stations across the US was set for April, 2004.

         b.  Expenses

             (1) Cost of Sales for the nine months ended March 31, 2004, were $69,498 compared to $64,566 for the nine months ended March 31, 2003. The increase was due in large part to retaining a consultant to work with the Fairmont Princess to gain an extended cooking school location and to work on developing new projects. Additional packaging expense comprised most of the balance of the additonal cost. This was due to larger packaged goods sales for the spice company.


             (2)  General and Administrative

                       Expenses for the nine months ended March 31, 2004 were $403,656 compared to $238,400 for the March 31, 2003 nine months. The most significant factors in this increase were increased payroll costs of $69, 280 due to increased staff to create new divisions and initiate marketing programs. Occupancy costs, were increased $7,678 to allow for new corporate offices. Professional fees increased $23,561 due to legal, accounting and personnel recruiting fees related to the SEC filings. Impairment costs of $27,750 were realized in the fiscal third quarter 2004 and were not charged in 2003. Interest expense increased $6,305 on a note, interest payment to a loan from an officer and finance charges. Overall operating expenses increased $1 9,275, due to the expanded development of the company. Depreciation and amortization increased $10, 661 in the nine months ended March 31, 2004 over the same period in 2003.

c. Net Loss

     The Company experienced a net loss of ($266,217) for the nine months ended March 31, 2004 compared to a net loss of ($99,551) in the nine months ended March 31, 2003.

d.   Earnings (Loss) per Share

     For the nine months ended March 31, 2003, the Company recorded a net loss of ($0.01) per share of per share compared to a net loss of ($0.01) per share for the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

We have not had a consistent record of earnings and positive cash flow due to several factors, including the general reduction in travel after 9/11/01 and the investments we made in production of our videos, websites and television show. As of March 31, 2004 our liabilities were $603,829 and our assets were $340,241.

During the quarter ended March 31, 2004, a shareholder contributed cash of $159,201 to our capital. In April 2004 the Company entered into a Warrant Agreement with the Contributing shareholder under which the shareholder may purchase up to $200,000 of warrants convertible into shares of our common stock at variable prices related to market price of our common stock at the time of conversion. See "Item 5. Other Information."

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

BARTER TRANSACTION

We exchanged promotional mentions on our America One television series for web site development services from an independent web site developer. The promotional mentions ran from December 2001 to November 2003. The web site was substantially completed in Spring 2002. We recognized $15,692 of Other Income/Barter Revenue in the quarter ended March 31, 2003 and none in the same quarter of 2004. We measured such revenue on the basis of our estimate of the fair market value of the web site we received of $78,320 which we based on our experience in negotiating for web site development services from this and other web site developers on a cash basis. We recognized such income over the period of December 1, 2001 to November 30, 2003, at the rate of $188 as each promotional mention is broadcast. We do not anticipate engaging in similar transactions.

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


OBLIGATIONS AND COMMITMENTS

The following table reflects our contractual obligations and other commercial commitments as of March 31, 2004. This table does not include trade payables and other operating expenses not subject to written commitments such as salaries.

                   Payments Due By Period as of March 31, 2004
                 _______________________________________________

                                         Less Than
                         Total            1 Year        1-3 Years     4-5 Years
_______________________________________________________________________________

Facility lease and
  settlements             $157,500        $ 54,000      $103,500

Short-Term Debt           $104,600        $104,600
_______________________________________________________________________________

Long-Term Debt-
  Related Party(1)        $222,962(1)                                  $222,962
  Other Long-term Debt    $107,500                      $107,500
_______________________________________________________________________________

Total Contractual
  Obligations             $592,562        $158,600      $211,000       $222,962
_______________________________________________________________________________

(1) represents outstanding principal on a note in the amount of $222,962 due to Jane Butel plus interest


RELATED PARTY TRANSACTIONS

We have a ten year agreement to be exclusive distributor of food and other products produced by Pecos Valley Spice Co., which is owned by Jane Butel and others. We are not required to purchase any minimum amount of product from Pecos Valley and purchase only what we believe necessary to meet anticipated demand. We pay Pecos Valley a fixed price for the products we purchase from them at a level of 50% of our sales price. We held a promissory note from Pecos Valley in the amount of $12,894 which was due on demand or on June 30, 2003. The note has been paid. We did not charge interest on this note.

We owe Jane Butel $222,962 for money we borrowed from her. We issued a promissory note payable on July 1, 2007 with interest at 6.97%.

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

      WE HAVE NO ARRANGEMENTS OR SOURCES OF ADDITIONAL CAPITAL AND MAY HAVE TO CURTAIL OUR OPERATIONS IF ADDITIONAL CAPITAL IS NEEDED BUT IS NOT AVAILABLE.

      Although we had net income in fiscal 2002 we lost money in fiscal 2003 and in the quarter and nine months ended March 31, 2004. If we were to continue to lose money due to reduced attendance at our cooking school or increased expenses we would require additional capital to maintain operations. There can be no assurance that we can obtain additional capital if this pattern continues. We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business.

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

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2004 a shareholder, 21st Century Technologies, Inc., a business development company, contributed $159,201 to our capital.

On April 23, 2004 the Company entered into a warrant agreement with 21st Century Technologies, Inc. Under the agreement, 21st Century, at its discretion, will advance to the Company an additional $200,000. as is seasonably and reasonably requested by the Company. In consideration of such advances, the Company will issue to 21st Century one warrant for each $1.00 advanced to the Company pursuant to the Warrant Agreement. Each warrant is convertible into unrestricted stock of the Company six months from the date of issuance of each warrant as follows:

               ___________________________1______________________
          Share Price as of Conversion Date Pursuant to This Agreement

The Resulting Value shall then be multiplied by 3 to determine the number of unrestricted shares to be issued per warrant upon the event of exercise. A copy of the Warrant Agreement is filed as an Exhibit to this Quarterly Report.

The Company entered into an office lease with an independent landlord for 4,237 sq ft of office space in Albuquerque, New Mexico. The lease runs from March 1, 2004 to February 28, 2007 with an option to extend for an additional three years. Monthly rent is $4,500 with annual adjustment in the second and third year based on changes in the consumer price index for January 2004. A copy of the lease agreement is filed as an Exhibit to this Quarterly Report.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         10.1 Warrant Agreement dated April 23, 2004 with 21st Century Technologies, Inc.
         10.2     Office Lease
         31.1     Rule 13a-14(a)/15d-14(a) Certification by CEO
         31.2     Rule 13a-14(a)/15d-14(a) Certification by CFO
         32.2     Section 1350 Certification of CEO
         32.2     Section 1350 Certification by CFO

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JANE BUTEL CORPORATION



May 7, 2004                                By:  /s/ JANE BUTEL
                                           _________________________________
                                           Jane Butel, President (principal
                                           executive and accounting officer)