Form 10KSB
period 2004-06-30
JANE BUTEL CORP
filed 2004-09-27
CIK 1204853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB



(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2004

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


                           400 Gold Ave, SW, Ste. 750
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)


                                (505) 314-0787
                            _________________________
                            Issuer's telephone number


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

State issuer's revenues for its most recent fiscal year.  $189,237

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,639,494 as of August 4, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 22,720,750 shares of common stock are outstanding as of 6/30/04.

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

We depend on the leisure travel market for a good portion of our revenues and do not have a consistent record of profitable operations. We had a loss of $460,615 in the fiscal year ended June 30, 2004 compared to net loss of $167,603 for the fiscal year ended June 30, 2003. Our independent auditor has modified its report on our financial statements to express concern about our ability to survive as a going concern.

Our corporate offices are located at 400 Gold Ave. SW, Suite 750, Albuquerque, New Mexico 87102 and our telephone number is 505-314-0787.

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

Jane has now written and published 16 Southwestern cookbooks and is currently expanding Hotter Than Hell with a new publisher and starting a new regional Mexican cookbook. The Jane Butel Cooking School has been cited as one of the four best in the world by Bon Appetit magazine, with a circulation of 1,230,626 per month. As a result of frequent appearances on such national TV shows as The Today Show, Good Morning America and Live! with Regis her status as an authority on Southwestern lifestyles and cooking has been established. Jane now has her own television series, "Jane Butel's Southwestern Kitchen", launched September 2002, with a three year distribution contract. One year contracts were signed to start airing the show again on two additional networks, America One September 1, 2004 to August 31, 2005 and Altitude Sports Entertainment, September 1, 2004 to August 31, 2005.

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

Our courses include a week long program which is ideal for those attending our cooking school in conjunction with a vacation. The class meets six hours each day for five days for hands on instruction and two evenings when the class dines together at local restaurants in Albuquerque.

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

A satellite weekend school is contracted with the Fairmont Princess Resort in Scottsdale, Arizona where regional Mexican cuisine will be taught. These schools are scheduled starting November.

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

The following table sets forth the fees for the major programs we offer:

Course                        Days              Tuition
______                        ____              _______

Full Participation week long    5               $2100, includes 5 nights lodging
based on double occupancy

Full Participation weekend      3               $1100, includes 3 nights lodging
based on double occupancy

Day class                       1               $ 350
week long or weekend

Full participation session      1               $ 150

Demonstration classes           1               $40 to $55, depending on class

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

The series was distributed first to America 1 Network, a 24 hour broadcast network that provides western and equestrian lifestyle based programming to over 130 broadcast affiliate stations across the U.S. and streaming video on its Internet site, starting December 1, 2001. PBS began airing the show September 7, 2002 and is currently availble to 14% of the U.S. population - with four of the top 20 markets showing it.

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

For the PBS Network, we have signed a distribution agreement with Association for Community Television on behalf of PBS station KUHT of Houston, Texas. KUHT acts as the presenting station of our show and offers it to other PBS stations. We are responsible for certain costs of promotion to the other PBS stations such as press kits and station relations. Commercial time is not generally sold on PBS stations. Rather, we offer a special edition of "Jane Butel's Southwestern Kitchen" cookbook through a toll-free telephone number. We pay KUHT $3.00 for each book sold until it has received $10,000 and then $1.50 until it has received a total of $30,000. KUHT will also receive 5% of the per book price which it remits to American Public Television. As of August 31, 2004, we have sold 844 cookbooks through this program.Public television stations may show the series for three years from the first release. We also pay $2.00 per book to a non-affiliated lender to pay off a loan of $100,000 which we borrowed for production of the TV series. We have agreed to pay an aggregate of $400,000 on such loan. We also pay $5.00 per book to pay a total of two loans, a demand note for $13,750 and a note for $13,250. To date, the Company has paid $30,000.

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

Proposed New PBS Television Series

We are negotiating a production contract for a new PBS series to feature more history and Southwestern color with KNME, the largest New Mexico PBS station and KUHT (PBS Houston), the presenting station. It is anticipated a new series will be filmed in Spring, 2005, which would air Fall, 2005, with a target audience of 70% of US population.

Additional locations for our Cooking School

We are planning to offer our cooking school programs in Santa Fe, New Mexico and other destination resorts.

We are initiating our first satellite cooking school in November, 2004, at the Fairmont Princess Resort in Scottsdale, AZ, where their La Hacienda restaurant is the only four diamond Mexican restaurant in the country. The format will be changed to feature regional Mexican cuisine and will be a two-session school. The first evening will feature a tasting of regional Mexican food as presented in the La Hacienda.

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

Publishing Division

We plan to establish a publishing division to secure publishing contracts from major publishers, such as the Berkeley Publishing Group and Harmony, a division of Random House, both of which have published Jane's books and have requested more Jane Butel titles to publish. We are planning a series of cookbooks. Single subject books as well as specialty and "favorites" cookbooks are being developed from books and booklets Jane Butel has written but which are now out of print. The cookbooks will take advantage of Butel's easy-to-follow style and popularity. Six of Jane's cookbooks have sold over 100,000 (each) copies, which confers "best-seller" status. The expanded visibility from the television show and increased publicity from the overall expansion of the business is projected to attract publishers and book buyers.

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

Employees

We currently have six full-time employees and two part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

Our teaching facilities are at the La Posada Hotel, our five year lease expired in July 2002 and we are currently occupying the premises on a month-to-month basis at a rental of $1,553.26 per month. We are seeking a larger facility for the school and television set, a laboratory for teaching techniques classes and for recipe and product development and space for all management to be housed in one centralized facility, but there can be no assurance that such larger facility will be available within our budget. If we lose our space at La Posada, we believe we could replace it in nearby facilities at comparable rental.

In March 2004, the Company entered into a three year lease with the Simms building for corporate office space. The premises consists of 3,684 sq ft at $4500 per month.

ITEM 3.  LEGAL PROCEEDINGS.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock began trading over the counter on July 14, 2004 and is quoted on the OTC Bulletin Board under the symbol "JBTL". There was no public trading market during the two fiscal years ended June 30, 2004.

There are no restrictions on the payment of dividends. However we have not paid any dividends and there is no present plan to do so.

As of Setpember 1, 2004 there were approximately 82 holders of record of our common stock.

Equity Compensation Plan Information as of June 30, 2004.

The Company may make individual grants of its common stock or options or warrants to purchase its common stock to pay employees, officers, directors, consultants and advisors for services to the Company. The following table summarizes information about outstanding equity compensation plans as of June 30, 2004.


                                 Number of                                   Number of securities
                              securities to be                             remaining available for
                                issued upon        Weighted-average      future issuance under equity
                                exercise of        exercise price of          compensation plans
                                outstanding           outstanding           (excluding securities
                              options/warrants     options/warrants        reflected in column(a))
      Plan Category                 (a)                  (b)                   (c)
_________________________     ________________     _________________     ____________________________

Equity compensation plans
   approved by security
   holders                          -0-                  -0-                         -0-

Equity compensation plans
   not approved by
   security holders              1,000,000               $.05                        -0-
                                 _________               ____

Total                            1,000,000               $.05                        -0-

__________________
Individual grants



Individual Grants

On November 1, 2003 we entered into a consulting agreement with James B. Terrell, an affiliate of 21st Century Technologies, Inc., a shareholder. Under the agreement, Mr. Terrell is to provide us with consulting services until November 1, 2004. We agreed to pay Mr. Terrell for such services by issuing him a warrant to purchase 1,000,000 shares of our common stock for $.05 per share, which warrant will expire on November 1, 2004.

In 2004 we issued 100,000 shares of our common stock to our legal counsel as compensation for legal services.


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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

We had revenues of $220,748 during the fiscal year ended June 30, 2003 compared to $189,237 for the fiscal year ended June 30, 2004. While revenue was essentially flat, cost of sales increased from 38% of revenues in 2003 to 50% of revenues in 2004.

Operating expenses increase 63% from $327,186 in 2003 to $534,275 in 2004. Increased and other expenses included new office facilities. Payroll expenses increased 205% from $53,583 in fiscal 2003 to $163,315 in fiscal 2004 due to increased employee count in anticipation of growth initiatives. As a result we had a net loss of $460,615 in fiscal 2004 compared to a net loss of $167,603 in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have not had a consistent record of earnings and positive cash flow due to several factors, including the general reduction in travel after 9/11/01 and the investments we made in production of our videos, websites and television show and additional overhead for facilities and personnel.

As of June 30, 2004, our liabilities were $613,246 and our assets were $304,140.

21st Century Technologies, Inc. is a closed end investment company which is treated as a business development company under the Investment Company Act of 1940. 21st Century has provided us with working capital in the form of debt and equity and we have also entered into business relationships with affiliates of 21st Century, including a consulting agreement with their Acting Chairman of the Board.

We had an arrangement with 21st Century Technologies, Inc. under which we received $215,489 in working capital between April 23 to September 4, 2004. We issued them warrants convertible into our common stock on a formula based on the market price 6 months from each advance. On Setpember 15, 2004, we entered into an additional warrant purchase agreement with 21st Century.They are not obligated to purchase any warrants under such agreement. We have no other definitive financing arrangements and there can be no assurance that any new capital would be available to us or that adequate funds for our operations wither whether from our revenue or from new investors will be available when needed or on terms satisfactory to us. The failure to obtain adequate additional financing may require us to curtail or scale back some or all of our current operations, and delay or eliminate our ability to introduce proposed new products and services.

OBLIGATIONS AND COMMITMENTS

The following table reflects our contractual obligations and other commercial commitments as of June 30, 2004. This table does not include trade payables and other operating expenses not subject to written commitments such as salaries.


                   Payments Due By Period as of June 30, 2004
                   __________________________________________

                                       Less Than
                         Total          1 Year        1-3 Years       4-5 Years
________________________________________________________________________________

Short-Term Debt         $ 91,000       $ 91,000
________________________________________________________________________________

Long-Term Debt-
  Related Party(1)      $252,739                                      $252,739

Notes Payable                                         $106,455
________________________________________________________________________________

Total Contractual
  Obligations           $450,194       $ 91,000       $106,455        $252,739
________________________________________________________________________________

(1) represents a note in the amount of $240,850 due to Jane Butel plus interest



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

We owe Jane Butel $240,850 for money we borrowed from her. We issued a promissory note payable on July 1, 2007 with interest at 6.97%.

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

      WE HAVE NO FIRM ARRANGEMENTS OR SOURCES OF ADDITIONAL CAPITAL AND MAY HAVE TO CURTAIL OUR OPERATIONS IF ADDITIONAL CAPITAL IS NEEDED BUT IS NOT AVAILABLE.

      Although we had net income in fiscal 2002 we lost money in fiscal 2003 and 2004. If we were to continue to lose money due to reduced attendance at our cooking school or increased expenses we would require additional capital to maintain operations. There can be no assurance that we can obtain additional capital if this pattern continues. We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business.

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

ITEM 7.  FINANCIAL STATEMENTS.



                             JANE BUTEL CORPORATION


                                 June 30, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Jane Butel Corporation

I have audited the accompanying balance sheet of Jane Butel Corporation ("Company") as of June 30, 2004 and 2003 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the twelve month period ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and 2003 and the results of its operations and its cash flows for the twelve month period ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative working capital that raise substantial doubt about its ability to continue as a going concern. This is further explained in the notes to financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                Clyde Bailey P.C.
San Antonio, Texas
August 20, 2004


                             JANE BUTEL CORPORATION
                                  BALANCE SHEET
                               AS OF JUNE 30 2004

                                                                  As of June 30
                                                            __________________________
                                                              2004             2003
                                                            _________        _________

                                   A S S E T S

CURRENT ASSETS
    Cash                                                    $       -        $   1,011
    Inventory                                                  17,456           27,044
    Accounts Receivable net of allowance for bad debt          13,889            5,156
    Accounts Receivable - related party                             -           12,894
                                                            _________        _________
          Total Current Assets                                 31,345           46,105

FIXED ASSETS
    Equipment                                                 144,225          114,095
    Leasehold Improvements                                     97,159           97,159
    Accumulated Depreciation                                 (209,015)        (191,778)
                                                            _________        _________
          Total Fixed Assets                                   32,369           19,476

OTHER ASSETS
    Television Film Costs                                     170,633          240,862
    Websites, net of amortization                              22,178           48,252
    Other Assets                                                5,900                -
    Videos, net of amortization                                41,715           59,593
                                                            _________        _________
          Total Other Assets                                  240,426          348,707
                                                            _________        _________
          Total Assets                                      $ 304,140        $ 414,288
                                                            =========        =========

                              L I A B I L I T I E S

CURRENT LIABILITIES
    Cash Overdraft                                                636                -
    Accounts Payable                                           77,511           72,745
    Deferred Income                                            45,257           16,656
    Other Current Liabilities                                  26,048           52,162
    Notes Payable                                              91,000          155,000
    Accrued Settlements Payable                                13,600           30,199
                                                            _________        _________
          Total Current Liabilities                           254,052          326,762

LONG-TERM LIABILITIES
    Notes Payable                                             106,455                -
    Notes Payable - Related Party                             252,739          244,098
                                                            _________        _________
          Total Long-Term Liabilities                         359,194          244,098
                                                                    -
                                                            _________        _________
          Total Liabilities                                   613,246          570,860

    Commitments and Contingencies                                   -                -

                      S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock                                                     -                -
    2,500,000 authorized shares, $1.00 par value
    none issued
Common Stock                                                   22,721           22,621
    50,000,000 authorized shares, $.001 par value
    22,720,750 and 22,620,750 shares issued and outstanding

Additional Paid-in-Capital                                    355,549           47,568
Accumulated Deficit                                          (687,376)        (226,761)
                                                            _________        _________
          Total Stockholders' Equity (Deficit)               (309,106)        (156,572)
                                                            _________        _________
          Total Liabilities and Stockholders' Equity          304,140          414,288
                                                            =========        =========


The accompanying notes are integral part of the consolidated financial statements.




                             JANE BUTEL CORPORATION

                             STATEMENT OF OPERATIONS


                                               For the Year Ending June 30
                                              ______________________________
                                                 2004               2003
                                              ___________        ___________

REVENUES:
     Revenues                                   $ 189,237          $ 220,748
                                              ___________        ___________
          Total Revenues                        $ 189,237          $ 220,748

EXPENSES:
     Cost of Sales                                111,749             83,670
     Payroll Expenses                             163,315             53,583
     Occupancy Costs                               42,680             19,713
     Professional Fees                             51,002             36,852
     Interest Expense                              29,472             32,193
     Impairment Loss                               17,878             24,199
     Depreciation and Amortization Expense        117,410            102,722
     Operating Expenses                           133,002             57,924
                                              ___________        ___________
          Total Expenses                          666,508            410,856

          Net Loss from Operations             $ (477,271)        $ (190,108)

OTHER INCOME AND EXPENSES:
          Barter Revenue                         $ 16,656           $ 39,104
          Other Expenses                                -            (16,599)
                                              ___________        ___________
          Total Other Income and Expenses        $ 16,656           $ 22,505

          Net loss before taxes                $ (460,615)        $ (167,603)
                                              ===========        ===========
PROVISION FOR INCOME TAXES:

     Income Tax Benefit/(Expense)                       -                  -
                                              ___________        ___________
          Net Loss                             $ (460,615)        $ (167,603)


Basic Loss Per Common Share                         (0.02)             (0.01)
                                              ___________        ___________
Diluted Loss Per Common Share                       (0.02)             (0.01)
                                              ___________        ___________

Weighted Average number of Common Shares       22,670,750         22,168,335
     used in basic per share calculations     ===========        ===========


The accompanying notes are integral part of the consolidated financial statements.




                             JANE BUTEL CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                   $.001 par value     Paid-In        Deficit       Stockholders'
                                      Shares        Common Stock       Capital      Accumulated        Equity
                                    __________     _______________     ________     ___________     _____________


Balance, June 30, 2001              21,820,750          21,821          (13,821)       (71,130)          (63,130)
                                    __________        ________         ________      _________        __________

Issuance of Shares for Services        100,000             100           61,389              -            61,489

Net Income  (Loss)                                                                      11,972            11,972
                                    __________        ________         ________      _________        __________
Balance, June 30 2002               21,920,750          21,921           47,568      $ (59,158)       $   10,331

Stock Issued                           700,000             700                                               700

Net Loss                                                                              (167,603)         (167,603)
                                    __________        ________         ________      _________        __________
Balance, June 30 2003               22,620,750        $ 22,621         $ 47,568      $(226,761)       $ (156,572)
                                    ==========        ========         ========      =========        ==========

Warrants Issued                                                         103,081                          103,081

Contribution to Capital                                                 200,000                          200,000

Stock Issued                           100,000             100            4,900                            5,000

Net Loss                                                                              (460,615)         (460,615)
                                    __________        ________         ________      _________        __________
Balance, June 30 2003               22,720,750        $ 22,721         $355,549      $(687,376)       $ (309,106)
                                    ==========        ========         ========      =========        ==========


The accompanying notes are integral part of the consolidated financial statements.




                             JANE BUTEL CORPORATION

                             STATEMENT OF CASH FLOWS


                                                                         For the Year Ended June 30
                                                                       _______________________________
                                                                          2004                 2003
                                                                       __________           __________

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                                           $ (460,615)          $ (167,603)

    Changes in operating assets and liabilities:
           Depreciation Expense                                            17,237               26,582
           Amortization Expense                                            96,303               76,140
           Impairment Loss                                                 17,878               24,199
           Stock Issued for Services                                        5,000                  700
           (Increase)/Decrease Account Receivable                          (8,733)               3,661
           (Increase)/Decrease Account Receivable Related Party            12,894                    -
           Increase in Inventory                                            9,587               (3,662)
           (Increase)/Decrease Prepaid Expenses                            (5,900)                   -
           Television Film Costs                                                -              (13,095)
           Accrued Settlements Payable                                    (16,599)              16,599
           Deferred Revenue                                                28,601              (39,104)
           increase/(Decrease) Accounts Payable                             4,765               46,871
           Increase/(Decrease)  in Other Current Liablities               (26,114)               7,413
                                                                       __________           __________
           Total Adjustments                                              134,919              146,304
                                                                       __________           __________
Net Cash Used in Operating Activities                                  $ (325,696)          $  (21,299)


CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital Expenditures                                                  (30,130)                   -
                                                                       __________           __________
Net Cash Used in Investing Activities                                  $  (30,130)          $        -


CASH FLOWS FROM FINANCING ACTIVITIES:

    Note Payable                                                           (4,301)              25,000
    Notes Payable Related Parties                                           8,647
    Contribution to Capital                                               200,000
    Warrants Sold                                                         153,081
    Notes Payabl Related Parties                                           (3,248)                   -
                                                                       __________           __________
Net Cash Provided from Financing Activities                            $  354,179           $   25,000
                                                                       __________           __________
Net Increase (Decrease) in Cash                                        $   (1,647)          $    3,701

Cash Balance,  Begin Period                                                 1,011           $   (2,690)
                                                                       __________           __________
Cash Balance,  End Period                                              $     (636)          $    1,011
                                                                       ==========           ==========

Supplemental Disclosures:
    Cash Paid for interest                                             $   13,787           $   17,190
    Cash Paid for income taxes                                         $        -           $        -

Non Cash Transactions:
    Reduction in Other Current Liabilities - Stock Issuance            $        -           $   61,389
    Barter Revenue                                                         16,656               22,560
    Stock Issued for Services                                                 700                  100
                                                                       $   17,356           $   84,049


The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


NOTE 1- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Jane Butel Corporation ("the Company") (formerly Earth Labs Inc.) was incorporated under the laws of the State of Florida in April 1992 as the Institute for Strategic Business Development, Inc. for the purpose of promoting and carrying on any lawful business for which a corporation may be incorporated under the laws of the State of Florida. The company has a total of 52,500,000 authorized shares with a par value of $.001 per share and with 22,720,750 common shares issued and outstanding as of June 30, 2004. The Company has designated 2,500,000 as preferred stock and 50,000,000 as common stock. There is no preferred stock outstanding as of June 30, 2004. Both classes of stock have a par value of $.001. The fiscal year-end will be June 30.

BASIS OF PRESENTATION

On August 26, 2002, the Company entered into a Share Exchange Agreement with Tex-Mex Inc. (Tex-Mex), a New Mexico Corporation whereby Jane Butel exchanged all of her shares in Tex-Mex Inc. for 13,512,450 shares of the Company. Jane Butel now owns 60% of the Company. The exchange agreement will be accounted for in a recapitalization of a subsidiary for accounting purposes and the assets and liabilities being recorded at their net equity value. Although the Share Exchange Agreement did not occur until August 26, 2002, these financial statements have been retroactively restated to reflect the merger in the June 30, 2004 financial statements.

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

TELEVISION SERIES PRODUCTION

The company incurred costs in the production and the development of a television series. These costs, including costs of production, have been capitalized in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Films." These capitalized costs are amortized using the individual film forecast method whereby capitalized costs are amortized in the proportion that the current year's revenues from the series bears to management's estimated revenues to be received from all sources for the series. The Company is using these television series masters for a public television series as well as airing on America One. The Contract for PBS was signed in April 2002 for a three year period and started running on public television stations September 7, 2002. The Company will track sales from the television series of books and other items. The America One Contract began on December 1, 2001 and extends for two years. Revenue and costs forecasts for television series are regularly reviewed by management and revised when warranted by changing market conditions. Unamortized production costs are compared to fair value for each reporting period. If estimated gross revenue is not sufficient to recover the unamortized production costs, the unamortized production costs are written down to their fair values. Amortization expenses have been recorded

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


since the series began airing in September 2002. Accordingly, these costs will be amortized in related future periods with revenues that are generated in accordance with SOP 00-2. Since the current contract for exhibition with PBS is for three years, management's estimate of ultimate revenues (which represents the net present value of the ulitmate revenues ) is based upon a three year forecast of the book sales, and other sales (i.e. classes, spices and pantry items,) attributable to the series. The ratio of increased sales to management's estimate of ultimate revenues will be applied to the remaining unamortized TV series production costs. Management has estimated the ultimate revenues to be three hundred and sixty seven dollars ($367,944). The ultimate revenues are calculated based on expected increase of revenues in the amount of $503,432 over a three year period and has been discounted at the rate of 15%. Based upon this estimate of ultimate revenues the company will recognize amortization of television production costs in future periods as follows:


           Year Ended June 30:                        2005
          ______________________                     ______

          Projected Amortization                     65,393

          Unamortized Balance                        74,117

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

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


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


             Year Ended June 30:      2005        2006       2007
             ___________________     ______      ______     ______

             Amortization            12,638      11,061      9,010

             Unamortized Bal.        44,803      33,742     24,732


Management recognized an impairment loss of $17,878 and $24,199 for the year ending June 30, 2004 and 2003, respectively which was based upon sales not meeting projected sales figures for 2002. Management's impairment policy has identified three events that would trigger an additional impairment loss: (1) the cancellation of the current PBS contract, (2) failure to meet projected sales figures from the sale of videos, (3) higher attrition of cooking club membership than the projected 25% rate. Given the occurrence of any of these three events, management will recognize an impairment loss of the unamortized balance of the production costs.

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

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


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

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when services and products have been completed and delivered and expenses when incurred on the related services and products. The major sources of revenue are the three and five day schools. The Company requires an advance registration and payment prior to the start of the school. If the student wants to cancel the school then a $150 cancellation fee is charged. The Company records the payment received in advance as deferred revenue until the classes are held. As of June 30, 2004, there were no advance payments recorded. The other smaller components of revenue are the spice sales and book and video sales. These sales are received from the web site and phone orders. The Company replaces any problems with the orders, but does not have a cancellation policy for these sale items. The Company is the primary obligor in the transactions and it is responsible for fulfillment of the order and for the customer's acceptance of the goods or services sold, the general industry risk, and has reasonable latitude to establish the selling price and follows the guidance of EITF 99-19 relating to the "gross" method of reporting revenue on the cooking classes, sales of videos, books and spices. Also, relating to SOP 00-2 the company has not entered and does not plan to enter into any agreement with the license arrangements with the sale of television show masters.

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

The Company does not receive revenue from the airing of the television shows and the production costs have been capitalized in the balance sheet. The television shows produce sales of books, videos, classes, and pantry items. The Company is using these masters for the public television series masters. The Contract was

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


signed in April 2002 for a three year period and started running on public television stations. The Company is tracking sales resulting from the television series. These assets are classified as being held and used and will be reviewed by management for impairment purposes on a quarterly basis per the requirement of SOP 00-2.

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

BARTER TRANSACTIONS

In August 2000 the Company entered into an agreement with an unrelated contractor under which the Company received web site development services in exchange for the Company running promotional mentions on its America One television series. The Company began broadcasting the promotional mentions in December 2001 and they will continue to run on the remaining shows of the series through November 2003. The contractor completed its website development in the spring of 2002. The Company consulted APB 29 which provides that such transactions be recorded at the fair value of the assets or services given or received, whichever is more clearly evident. Since the Company had no method of determining the value of the promotional mentions it provided, it did not recognize any income or expense from this transaction until the promotional mentions began running and the website was substantially completed. The Company is amortizing the $78,320 from December 1, 2001 to November 30, 2003 at the rate of $188 per promotional mention. A total of $16,656 and $22,560 is being recognized as other income in the section of the Statement of Operations for the period ended June 30, 2004 and 2003, respectively. The Company amortized $26,074 and $26,967 of the website cost in fiscal 2003 and 2002 leaving a net asset value of $22,178 as of June 30, 2004.

STOCK-BASED COMPENSATION PLANS

The Company accounts for all transactions under which employees, officers and directors receive shares of stock or options in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. The Company adopted Statements of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employee, officers and directors stock plan other than for options issued at an exercise price below market price, to non- employees for consulting

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


services or to debt providers that had stock or options attached with the exception for transactions with employees that are within the scope of APB 25, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value or the consideration received or the fair value of the equity instruments issued, whichever is a more reliable measure.

EARNINGS PER SHARE

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of June 30, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT, AN AMENDMENT OF FASB STATEMENTS NO. 123 AND 95

In March 2004 the Financial Accounting Standard Board ("FASB") issued an exposure draft entitled "SHARE-BASED PAYMENT, AN AMENDMENT OF FASB STATEMENTS NO. 123 AND 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after December 15, 2004. The FASB intends to issue a final Statement in late 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R, which clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The provisions of FIN 46R were effective on March 31, 2004. The Company has evaluated whether the provisions of FIN 46R are applicable to its investment, as well as other arrangements, which may meet the criteria of the interpretation, and concluded that S.R.F.A., a joint venture owned 50% by the Company that commenced operations in April 2004, meets the definition of a variable interest entity and, based on the provisions of FIN 46R, has been included in the Company's consolidated financial statements.

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


NOTE 2  -  COMMON STOCK

When the company was originally incorporated, the Company issued 100,000 shares to Jane Butel. The shares were recorded at $8,000 for services rendered to the Company.

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

In February of 2004, the Company agreed to issue 100,000 shares of its common stock for legal services. The stock was valued at $.05 per share since the Company's stock was not trading th the time. A total of $5,000 was recorded under professional fees in the statement of operations.

A principal shareholder agreed to provide a total of $150,000 as a contribution to capital in January and February 2004.

On November 1, 2003, the Company agreed to a consulting agreement with James Terrell for services to the Company for professional services. The consulting agreement calls for a total of $1,000,000 warrants to be issued to Mr. Terrell allowing him to purchase shares of the Company's common stock at $.05 per share. The Company's stock was not trading at the time of the consulting agreement.

On April 23, 2004, the Company signed a "Warrant Agreement" with 21st Century Technologies Inc. "21st Century" for a total of $200,000 to be advanced to the Company for one warrant for each dollar advanced. As of June 30, 2004 a total of $103,081 had been advanced. At the option of 21st Century, the warrants can be converted to common stock based upon a conversion formula contained in the agreement. The warrant agreement was amended on September 15, 2004 to reflect the expiration date of three years from the date of issuance and to add a provision that no additional stock, warrant, or options be issued without the approval of 21st Century in writing for a period of one year.

NOTE 3  -  NOTE PAYABLE - RELATED PARTIES

The Company entered into a promissory note payable with Jane Butel, individually, on June 28, 2002 in the amount of $244,098. The note is for funds loaned to the Company by the principal shareholder, Jane Butel. The note matures on July 1, 2007 with accrued interest at the rate of 6.97% in the amount of $25,215 as of June 30, 2004.
The balance of the note is $252,739 as of June 30, 2004

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

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


NOTE 4 - NOTES PAYABLE

The company executed a note payable on February 9, 2001 for one hundred thousand dollars ($100,000) payable to James and Lila Dickey at six percent (6%) per annum. Interest on the note is due in monthly installments and the principal matures on March 25, 2003. The note is secured by receivables from the direct sale of cookbooks, from the TV Series, Jane Butel's Southwestern Kitchen .

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

The balance of the debt to James & Lila Dickey is $106,455 as of June 30, 2004.

The Company entered in a note with Janet E Freeman Trust in August 2002 in the amount of $25,000. The note carries interest at the rate of 10% and matured in February 2003.

The Company signed a promissory note with James Terrell in October 2003 for $50,000. The note is a demand note and carries an interest rate of 6%. The note is expected to be retired through a warrant agreement sign with Mr. Terrell.

As of June 30, 2004, the company is also indebted to two unrelated individuals for a total of $16,000. .

NOTE 5  -  RELATED PARTIES

There exist related party relationships with Jane Butel, principal stockholder and officer, in the form of a Note Payable in the amount of $252,739.

Also, there exists a related party relationship with Pecos Valley Spice Company in the form of a Note Receivable in the amount of $12,894 where the Company is owed that amount from Pecos Valley for funds advanced to the Company. Jane Butel, individually, owns 18.75% of Pecos Valley Spice Company. The note has a zero balance as of June 30, 2004.

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


NOTE 6  -  LEASE

The Company entered into a lease agreement with the La Posada Hotel in Albuquerque, New Mexico for 2,900 square feet office and cooking school space. The lease was originally signed in June 1997 and covered the term from July 1, 1997 to June 30, 2002 at the rate of $1,500 per month. Since the lease has expired, the Company is currently extending the lease on a month to month basis.

On January 12, 2004 the company entered into a three year lease agreement with Simms Building, Inc. for corporate office space at 400 Gold Ave., SW, Suite 750, Albuquerque, NM 87109. The premises consist of approximately 3,684 square feet of usable office space. The lease commenced March 1, 2004 and ends February 28, 2007. Monthly rent is $4,500.

The lease is subject to annual adjustment indexed to the CPI.

Future minimum rentals under this lease is as follows:

     2005     $54,000
     2006     $54,000
     2007     $40,500

NOTE 7 - INCOME TAXES

The components of the provision for income tax benefits(expense) are as follows:

                                 Year Ended June 30,
                               ________________________
                                 2004            2003
                               _________       ________
       Current:
          Federal              $ 149,561       $ 54,128
          State                   20,728          7,510
       Valuation Allowance      (170,289)       (61,638)
                               _________       ________
                               $     -0-       $   (-0-)
                               _________       ________

The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates adjusted by a valuation allowance of deferred tax assets bringing the effective rate to zero.

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2004 and 2003 are a result of temporary differences related to the items as described as follows:



                                       2003                              2002
                           _____________________________     _____________________________
                           Deferred Tax     Deferred Tax     Deferred Tax     Deferred Tax
                              Assets        Liabilities         Assets        Liabilities
                           ____________     ____________     ____________     ____________

Impairment Loss             $   6,606            -0-          $  8,8936            -0-
Net Operating Loss            163,683            -0-             52,701            -0-
Valuation allowance on
   Deferred tax assets       (170,289)           -0-           ( 65,608)           -0-
                            _________            ___          _________            ___
                                  -0-            -0-                -0-            -0-



SFAS 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized.The Company considered its historic lack of taxable profits in 2002, its internal projections concerning future taxable profits, its assumptions underlying such projections and the likelihood of achieving such future taxable profits. Based on such considerations the Company determined that because of its historic lack of substantial operating profits, there is sufficient uncertainty with respect to its ability to achieve profitable operations in future periods that the Company cannot justify the recording of an income tax asset and, accordingly, the Company established a valuation reserve in the full amount of the deferred tax assets in the fiscal years ended June 30,

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


2004 and 2003. As of June 30, 2004, the Company had approximately $627,000 in net operating loss carry forwards for federal income tax purposes. The loss carry forwards expire beginning in 2013. The net operating loss carry forwards will be available to affect taxable income within the carry forward period, subject to limitations of the tax code.

NOTE 8 - COMMITMENT AND CONTINGENCIES

The Company reached a settlement agreement with Peppercreek Farms Inc. in a court case in Oklahoma City, Oklahoma. The settlement agreement calls for a payment of $13,600 to be paid by January 5, 2003.

On January 24, 2003 a suit was filed against us in Second Judicial District Court, Bernalillo County, New Mexico by James Allen Dickey and Lila Dickey seeking a judgement in the amount of $127,000 plus interest. The Company borrowed such sums in 2001. The Company agreed to repay a $100,000 loan on February 10, 2003 and to pay an additional $300,000 based on $2.00 per cookbook sold on our TV programs. The Company agreed to pay a $13,750 loan on demand and pay an additional $13,250 based on $5.00 per cookbook sold. Jane Butel and Gordon McMeen guaranteed payment up to $113,250 each and were also named as defendants. The additional liability is solely contingent upon the Company selling cookbooks and has not been recorded in the financial statements as of June 30, 2003. A settlement was reached on August 19, 2003 whereby a stipulated judgment which is held in escrow for the total debt including the $300,000.

NOTE 10 - WEBSITES

Costs are capitalized when it is probable that a website will be completed and will be used to perform the function intended. When it is probable that upgrades and enhancements will result in additional functionality such costs are capitalized. Websites will be considered to be impaired when it no longer provides substantial service potential, or significant changes occur in the extent or manner in which the website is used. Impairment write off will be recognized in the period when impairment is deemed by management to have occurred.

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

                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS

The following table sets forth the directors and executive officers of the Company and their respective ages and positions:

NAME                    AGE             POSITION

Jane Butel              66              President and Director
Steven A. Jackson       57              Director
Sidney B. Kramer        89              Director
Bette Clemens           80              Director
Paul D. Butt            70              Director

Jane Butel has been President, CEO and Director of Tex-Mex, Inc. since June 1991 and has been President and Director of Jane Butel Corporation since September 2002.

Steven A. Jackson has been a Director of Jane Butel Corporation since 11/06/03. Mr. Jackson has been CEO and President of Digital Information and Network, Albuquerque, NM since October 1995.

Sidney B. Kramer has been a Director of Jane Butel Corporation since 1/20/03. During the last five years, Mr. Kramer has been a practicing attorney and has been President of various real estate ventures, a literary agency and a bookseller.

Bette Clemens has been a Director of Jane Butel Corporation since 1/17/03. Ms. Clemens has been retired during the last five years.

Paul D. Butt has been a Director of Jane Butel Corporation since 9/22/03. During the last five years Mr. Butt has been a consultant based in Scottsdale, Arizona.

Our Directors are elected yearly and hold office until the next annual meeting of shareholders and the election and qualification of their successors.

Board of Director Committees

Our board has not yet established any committees.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely upon a review of the copies of Forms 3 and 4 and 5 thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under
Section 16(a) of the Securities Act of 1934, as amended (the "EXCHANGE ACT") applicable to its directors, officers and any persons holding tenpercent (10%) or more of the Company's Common Stock were made with respect to the Company's fiscal year ended June 30, 2004, except that Steven A. Jackson, Sidney B. Kramer, Bette Clemens and Paul D. Butt did not file Form 3 required upon their election as directors.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to the persons who served as our chief executive officer for the last three completed fiscal years. No executive officer of the Company received compensation of $100,000 or more during any such year.

                                                                                           Long Term Compensation
                                                                         ___________________________________________________________
                                                                                     Awards                 Payouts
                                                                         ______________________________     _______
                                           Annual Compensation                            Securities
                                    _________________________________                     Underlying        LTIP        All Other
Name and                                                 Other Annual     Restricted      Options/SAR's     Payouts     Compensation
Principal Position         Year     Salary     Bonus     Compensation    Stock Awards     #                 ($)         (*)
____________________________________________________________________________________________________________________________________
Jane Butel, President      2004     $55,000     -0-            -0-           -0-               -0-            -0-           -0-
Tex-Mex, Inc.              2003       -0-       -0-            -0-           -0-               -0-            -0-           -0-
                           2002       -0-    $61,489(1)        -0-           -0-               -0-            -0-           -0-


(1) paid in the form of 100,000 shares of common stock.


Director Compensation

We have agreed to pay each of our outside directors 5,000 shares of common stock for services for fiscal 2005.

Executive Employment Agreements

We have no written employment agreements with our executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 2, 2004, the beneficial ownership of our common stock by (i) the only persons who own of record or are known to own beneficially, more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all directors and officers as a group.

                                               Percent of
                               Number of      Outstanding
           Name                 Shares        Common Stock
__________________________     __________     ____________

Jane Butel                     13,712,450        60  %
Steven A. Jackson                     -0-
Sidney B. Kramer                      -0-
Bette Clemens                         -0-
Paul D. Butt                          -0-

All directors and officers
as a group (5 persons)          13,712,450        60  %

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

In September 2002 we issued 13,612,450 shares of our common stock to Jane Butel in exchange for all the issued and outstanding shares of Tex-Mex, Inc. Jane Butel's shares in Tex Mex, Inc. were received for services to the Corporation valued at $69,489.00 and 10 years work in lieu of salary for periods prior to the issuance of such shares.

We owe Jane Butel $240,850 for borrowed money. We issued a note to Jane Butel on June 22, 2002. The note is payable on July 1, 2007 with interest at 6.97%.

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

     3.2           By-laws of registrant. (2)

    10.1 Share exchange agreement between Jane Butel and Earth Labs, Inc. (3)

    10.2 Indemnification Agreement between Earth Labs, Inc. and certain shareholders. (4)

    10.3           Distribution Agreement with Pecos Valley Spice Co. (5)

    10.4           Revised Video Agreement (6)

    10.5 Letter Agreement dated September 15, 2004 with 21st Century Technologies, Inc.

    10.6 Warrant Agreement dated April 23, 2004 between Registrant and 21st Century Technologies, Inc. (6)

    10.7           Office Lease for premises located at 400 Gold SW,
                   Albaquerque, NM (7)

    31.1 Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

    31.2 Certification by CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

    32.1 Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

    32.2 Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10-SB (file no. 000-50104).
(2) Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10-SB (file no. 000-50104).
(3) Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form 10-SB (file no. 000-50104).
(4) Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form 10-SB (file no. 000-50104).
(5) Incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form 10-SB (file no. 000-50104). (6) Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form 10-SB (file no. 000-50104).
(6) Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB filed May 10, 2004.
(7) Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB filed May 10, 2004.

We will furnish a copy of any of these exhibits to a shareholder upon written request to Jane Butel, President, Jane Butel Corporation 400 Gold Ave SW, Suite 750, Albuquerque, NM 87102

(B) Reports on Form 8-K
There were no reports filed on Form 8-K during the quarter ended June 30, 2004.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Not applicable.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Albuquerque, New Mexico on September 27, 2004.

                                  JANE BUTEL CORPORATION
                                  (Registrant)

                                  /s/ JANE BUTEL
                                  ______________________
                                      Jane Butel
                                      President


         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


  Signature                      Title                             Date
______________          _____________________________         _______________

/s/ JANE BUTEL          President and Director                September 27, 2004
______________          (Principal Executive Officer)
    Jane Butel          (Principal Financial Officer)

/s/ SIDNEY KRAMER       Director                              September 27, 2004
_________________
    Sidney Kramer

/s/ BETTE CLEMENS       Director                              September 27, 2004
_________________
    Bette Clemens

/s/ STEVEN JACKSON      Director                              September 27, 2004
__________________
    Steven Jackson

/s/ PAUL BUTT           Director                              September 27, 2004
_____________
    Paul Butt