Form 10QSB
period 2004-09-30
JANE BUTEL CORP
filed 2004-11-12
CIK 1204853

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549


                                  FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:                               September 30, 2004


                          COMMISSION FILE NO. 0-50104


                             JANE BUTEL CORPORATION
                             ----------------------
                 (NAME  OF  SMALL  BUSINESS  ISSUER  IN  ITS  CHARTER)


            FLORIDA                                              65-0327060
            -------                                              ----------
(STATE  OR  OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


                          400 Gold Ave. SW, Suite 750
                              ALBUQUERQUE, NM 87102
                     --------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (505) 314-0787
                                  -------------
                          (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,740,750 shares as of October 18, 2004.

Transitional  Small  Business  Format:     No
                                           --

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States have been omitted. However, in the opinion of management, all adjustment's (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 2004 filed with the Commission.


                             JANE BUTEL CORPORATION
                              FINANCIAL STATEMENTS


                             JANE BUTEL CORPORATION
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                  SEPTEMBER 30          JUNE 30
                                                      2004               2004
                                                   ----------         ----------

                                  A S S E T S
                                  -----------

Current  Assets
---------------
   Cash                                            $    3,054         $        -
   Inventory                                           18,538             17,456
   Accounts Receivable net of
   allowance for bad debt                               9,864             13,889
                                                   ----------         ----------
      Total Current Assets                             31,456             31,345

Fixed  Assets
-------------
   Equipment                                          144,225            144,225
   Leasehold Improvements                              97,159             97,159
   Accumulated Depreciation                          (213,319)          (209,015)
                                                   ----------         ----------
      Total Fixes Assets                               28,065             32,369

Other  Assets
-------------
   Television Film Costs                              152,104            170,633
   Websites, net of amortization                       15,660             22,178
   Other Assets                                         6,100              5,900
   Videos, net of amortization                         29,200             41,715
                                                   ----------         ----------
      Total Other Assets                              203,064            240,426
                                                   ----------         ----------
      Total Assets                                 $  262,585         $  304,140
                                                   ==========         ==========

                              L I A B I L I T I E S
                              ---------------------

Current  Liabilities
--------------------
   Cash Overdraft                                           -                636
   Accounts Payable                                    83,007             77,511
   Deferred Income                                     31,347             45,257
   Other Current Liabilities                           31,188             26,048
   Notes Payable                                       91,000             91,000
   Accrued Settlements Payable                         13,600             13,600
                                                   ----------         ----------
      Total Current Liabilities                       250,142            254,052

Long-Term  Liabilities
----------------------
   Notes Payable - Related Party                      257,642            252,739
   Notes Payable                                      106,409            106,455
                                                   ----------         ----------
      Total Long-Term Liabilities                     364,051            359,194

      Total Liabilities                               614,193            613,246

   Commitments and Contingencies                            -                  -

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

   Preferred Stock 2,500,000 authorized stock,              -                  -
   $.001 par value no  shares  outstanding
   Common Stock                                        22,721             22,721

   Additional Paid-in-Capital                         478,577            355,549
   Accumulated Deficit                               (852,906)          (687,376)
                                                   ----------         ----------

      Total Stockholders' Equity (Deficit)           (351,608)          (309,106)
                                                   ----------         ----------

      Total Liabilities and Stockholders' Equity      262,585            304,140
                                                   ==========         ==========



                             JANE BUTEL CORPORATION
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                    FOR THE             FOR THE
                                               THREE MONTHS ENDING  THREE MONTHS ENDING
                                               SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                                   ----------         ----------


REVENUES:
---------
   Revenues                                        $   61,543         $   47,547
                                                   ----------         ----------
      Total Revenues                               $   61,543         $   47,547

EXPENSES:
---------
   Cost of Sales                                       12,670             17,419
   Paryoll Expenses                                   102,427             11,298
   Occupancy Costs                                     19,240              4,852
   Professional Fees                                   10,298             12,630
   Interest Expense                                     9,850              6,563
   Impairment Loss                                     12,515              4,900
   Royalty Expenses                                         -                788
   Depreciation and Amortization Expense               29,352             35,658
   Operating Expenses                                  30,721             13,331
                                                   ----------         ----------

      Total Expenses                                  227,073            107,439

      Net Income (Loss) from Operations            $ (165,530)        $  (59,892)

OTHER  INCOME:
   Barter Revenue                                           -              9,776

PROVISION  FOR  INCOME  TAXES:
------------------------------

   Income Tax Benefit/(Expense)                             -                  -
                                                   ----------         ----------
      Net Income (Loss)                            $ (165,530)        $  (50,116)
                                                   ==========         ==========


   Basic and Diluted Loss Per Common Share              (0.01)             (0.00)
                                                   ----------         ----------

   Weighted Average number of Common Shares
   used  in  per  share  calculations              22,720,750         22,720,750
                                                   ==========         ==========





                             JANE BUTEL CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                    FOR THE             FOR THE
                                               THREE MONTHS ENDED   THREE MONTHS ENDED
                                               SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                                   ----------         ----------


Cash  Flows  from  Operating  Activities:
-----------------------------------------
   Net Income (Loss)                               $ (165,530)        $  (50,116)

   Changes in operating assets and liabilities:
      Depreciation Expense                              4,304             10,603
      Amortization Expense                             25,048             25,055
      Impairment Loss                                  12,515              4,900
     (Increase)/Decrease Account Receivable             4,025              2,396
     (Increase)/Decrease Other Assets                    (200)                 -
     (Increase) Decrease Inventory                     (1,082)              (438)
      Increase/(Decrease) Accounts Payable              5,497              8,328
      Increase/(Decrease) Deferred Income             (13,910)            (9,776)
      Increase/(Decrease) in Other Current Liablities   5,092            (10,855)
                                                   ----------         ----------
      Total Adjustments                                41,289             30,213
                                                   ----------         ----------

      Net Cash (Used in) Provided
      From Operating Activities                    $ (124,241)        $  (19,903)


Cash  Flows  from  Investing  Activities:
-----------------------------------------
   Increase (Decrease) Related
   Party Notes Receivable                                   -                300
                                                   ----------         ----------
      Net Cash Used in Investing Activities        $        -         $      300


Cash  Flows  from  Financing  Activities:
-----------------------------------------
   Payments on Related Party Note                           -             (4,573)
   Warrants                                           123,028
   Note Payable                                         4,903             20,500
                                                   ----------         ----------
      Net Cash Provided for
      Financing Activities                         $  127,931         $   15,927
                                                   ----------         ----------

      Net Increase (Decrease) in Cash              $    3,690         $   (3,676)

   Cash Balance,  Begin Period                     $     (636)        $    1,011
                                                   ----------         ----------

   Cash Balance,  End Period                       $    3,054         $   (2,665)
                                                   ==========         ==========


Supplemental  Disclosures:
   Cash Paid for interest                          $    9,850         $      448
                                                   ==========         ==========
   Cash Paid for income taxes                      $        -         $        -
                                                   ==========         ==========



                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

ORGANIZATION
------------

Jane Butel Corporation ("the Company") was incorporated under the laws of the State of Florida in April 1992 as Institute for Strategic Business Development, Inc. for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Florida. The company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 22,720,750 common shares issued and outstanding as of September 30, 2004. The Company has designated 5,000,000 as preferred stock with a par value of $1.00 per share with no preferred stock outstanding as of September 30, 2004.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, and the results of their operations for the three months ended September 30, 2004, and their cash flows for the three months ended September 30, 2004 and 2003.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tex-Mex Inc. a New Mexico corporation (incorporation date: June 21, 1992). All significant inter-company transactions have been eliminated in consolidation.


ACCOUNTING  METHOD  EARNINGS  PER  COMMON  SHARE
------------------------------------------------

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

NOTE  2  -  COMMON  STOCK
-------------------------

The company has a total of 50,000,000 authorizedcommonshares with a par value of $.001 per share and with22,720,750 shares issued and outstanding as ofSeptember 30, 2004. The Company has designated 5,000,000 as preferred stockwith a par value of $1.00 per share.

On April 23, 2004, the Company signed a "Warrant Agreement" with 21st Century Technologies Inc. "21st Century" for a total of $200,000 to be advanced to the Company for one warrant for each dollar advanced. As of June 30, 2004 a total of $103,081 and for the quarter ended


                             JANE BUTEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE  2  -  COMMON  STOCK  (CON'T)
----------------------------------

September 30, 2004 a total of $123,028 had been advanced. At the option of 21st Century, the warrants can be converted to common stock based upon a conversion formula contained in the agreement. The warrant agreement was amended on September 15, 2004 to reflect the expiration date of three years from the date of issuance and to add a provision that no additional stock, warrant, or options be issued without the approval of 21st Century in writing for a period of one year.

NOTE  3  -  NOTE  PAYABLE  -  RELATED  PARTIES
----------------------------------------------

The Company entered into a promissory note payable with Jane Butel, individually, with the balance on September 30, 2004 in the amount of $257,642. The note matures on July 1, 2007 with accrued interest at the rate of 6.97% in the amount of $41,492 as of September 30, 2004.

NOTE  4  -  NOTES  PAYABLE
--------------------------

The company executed a note payable on February 9, 2001 for one hundred thousand dollars ($100,000) payable to James and Lila Dickey at six percent (6%) per annum. Interest on the note is due in monthly installments and the principal matures February 9, 2003. The note is secured by receivables from the direct sale of cookbooks, from the TV Series, Jane Butel's Southwestern Kitchen.

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

The settlement was recorded in the financial statements by recording the attorney fees in the amount of $13,000 and reducing the remaining balance of the note in the amount of $2,500 reflecting a net increase of $10,500 to agree with the settlement. The royalty in the amount of $2 is expensed as the books are sold. During the quarter ended September 30, 2004 a total of $30,000 was paid on the settlement.

NOTE  4  -  NOTES  PAYABLE  (CON'T)
-----------------------------------

The Company entered in a note with Janet E Freeman Trust in August 2002 in the amount of $25,000. The note carries interest at the rate of 10% and matured in February 2003.

The Company signed a promissory note with James Terrell in October 2003 for $50,000. The note is a demand note and carries an interest rate of 6%. The note is expected to be retired through a warrant agreement signed with Mr. Terrell.

As of September 30, 2004, the company is also indebted to two unrelated individuals and an unrelated company for $10,000, $4,000 and $2,000 respectively.

A  summary  of  the  notes payable shown as current and long-term is as follows:

                                                     Current          Long-Term
                                                   -----------       -----------
James  Allen  Dickey  and  Lila  Dickey            $       -0-       $   106,409
Janet  E  Freeman  Trust                                25,000               -0-
James  Terrell                                          50,000
Unrelated Individuals and Company                       16,000               -0-
                                                   -----------       -----------
                                                   $    91,000       $   106,409

Future  maturies  of  long-term  debt  is  as  follows:

Years  Ended:
June  30,  2005                                    $    91,000
June  30,  2006                                        106,409
                                                   -----------
                                                   $   197,409

NOTE  5  -  RELATED  PARTIES
----------------------------
There exists related party relationships with Jane Butel in the form of a Note Payable in the amount of $257,642 and principal stockholder and officer.

NOTE  6  -  LEASE
-----------------

The Company's subsidiary Tex-Mex entered into a lease agreement with the LaPosada Hotel in Albuquerque, New Mexico for 2,900 square feet office and cooking school space. The lease was originally signed in June 1997 and covered the term from July 1, 1997 to June 30, 2002 at the rate of $1,500 per month. The Company is in the process of renewing the lease with the new owners of the La Posada Hotel, who took over April 1, 2004. New corporate headquarters were established March 1, 2004 with the Simms Building, Inc., a New Mexico Corporation, on the 12th of January for $4,500 per month for three years. The lease is subject to annual adjustment indexed to the CPI. A deposit of $4,500 was paid in January and the entire amount of the lease is $162,000. The lease for 3,684 usable square feet, known as Suite 750, went into effect March 1, 2004.

NOTE  7  -  BARTER  TRANSACTIONS
--------------------------------

In August 2000 the Company entered into an agreement with an unrelated contractor under which the Company received web site development services in exchange for the Company running promotional mentions on its America One television series. The Company began broadcasting the promotional mentions in December 2001 and they will continue to run on the remaining shows of the series through November 2003. The contractor completed its website development in the spring of 2002. The Company consulted APB 29 which provides that such transactions be recorded at the fair value of the assets or services given or received, whichever is more clearly evident. Since the Company had no method of determining the value of the promotional mentions it provided, it did not recognize any income or expense from this transaction until the promotional mentions began running and the website was substantially completed, which occurred during the spring of 2002. The Company amortized the $78,320 from December 1, 2001 to November 1, 2003.. The Company has amortized $62,660 on the cost of the website leaving a net asset value of $15,660 as of September 30, 2004.

NOTE  8  -  COMMITMENT  AND  CONTINGENCIES
------------------------------------------

The Company's subsidiary Tex-Mex reached a settlement agreement with Peppercreek Farms Inc. in a court case in Oklahoma City, Oklahoma. The settlement agreement calls for a payment of $13,600 to be paid by January 5, 2003.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF
------------------------------------------------------------------
OPERATIONS  AND  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------

     Three Months Ended September 30, 2004 compared to Three Months ended September 30, 2003

RESULTS  OF  OPERATIONS:

a.   REVENUES

The Company's revenues for the three months ended September 30, 2004 were $61,543 as compared to $47,547 for the three months ended September 20, 2003. Publicity releases were mailed, follow-up was completed, however the publicity is somewhat weaker this year than last, when we were in major publications such as Bon Appetit, Frontier Airlines magazine and others. Publicity has traditionally been the strongest drive behind sales. In the quarter ended September 30, 2004, the weeklong class sales were $19,705 compared to $21,265 in 2004 quarter. Weekend class sales in the quarter 2003 were $17,490 compared to $10,265 in the quarter 2004. New promotional programs to drive potential customers to the enhanced website completed in the last quarter of 2004 coupled with the results of a New York City press party sponsored by the Scottsdale Convention and Visitors Bureau to promote the new classes in the Scottsdale Fairmont Princess and the future engagement of a leading public relations firm specializing in author promotion should add considerable press coverage in the next quarters.

b.   EXPENSES

(1) COST OF SALES for the three months ended September 30, 2004, was $12,670 compared to $17,419 for the three months ended September 30, 2004. The higher cost of sales in 2003 was due primarily to higher discounts used to secure sales.

(2)  GENERAL  AND  ADMINISTRATIVE

Total expenses for the quarter ended September 30, 2004 were $214,403 compared to $90,020 for the September 30, 2003 quarter. The most significant factors in this increase were increased occupancy costs, payroll, impairment expenses, and depreciation and amortization expenses. An additional corporate office space was leased to house additional staff to develop additional marketing and infrastructure for expanded divisional operations. A comptroller and marketing and sales manager were hired and the CEO began taking a salary this calendar year. The adjustments in depreciation and amortization are related to non-cash assets.

While we have experienced the costs anticipated, the sales have not been achieved due to lack of funding for expansion projects.

(3)  INCOME  TAX

For the quarter ended September 30, 2004 the company recorded an income tax benefit of $165,530 compared to a tax benefit of $50,116 for the three months ended September 30, 2004.

NET  LOSS

The Company experienced a net loss of $165,530 for the quarter ended September 30, 2004 compared to a net loss of $50,116 for the quarter ended September 30, 2003. The increased loss is due to the establishment of a corporate office, increased payroll and increased depreciation and the sales programs not being in place yet due to lack of adequate funding.

c.   EARNINGS  PER  SHARE

For the three months ended September 30, 2004, the Company recorded a net loss per share of $0.01 compared to no net loss per share for September 30, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have not had a consistent record of earnings and positive cash flow due to several factors, including the general reduction in travel after 9/11/01 and the investments we made in production of our videos, websites and television show. As of September 30, 2004 our liabilities were $614,193 and our assets were $262,585.

Agreeements  with  21st  Century  Technologies,  Inc.

21st Century Technologies, Inc., a business development company, has provided us with funding and assistance pursuant to several agreements.

During the quarter ended March 31, 2004 a shareholder, 21st Century Technologies, Inc. contributed $150,000 to our capital.

On April, 23, 2004 the company entered into a warrant agreement with 21st Century Technologies, Inc. Under the agreement, 21st Century, at its discretion, will advance to the Company an additional $200,000, as is seasonably and reasonably requested by the company. In consideration of such advances, the Company will issue to 21st Century one warrant for each $1.00 advanced to the Company pursuant to the Warrant Agreement. Each warrant is convertible into unrestricted stock of the Company six months from the date of issuance of each warrant as follows:

1/ Share  Price  as  of  Conversion  Date  Pursuant  to  This  Agreement

The resulting value shall then be multiplied by 3 to determine the number of unrestricted shares to be issued per warrant upon the event of exercise. A copy of the Warrant Agreement is filed as Exhibit 10.1 to the quarterly report for the period ending March 31, 2004. Warrants for the additional $200,000 have been issued as of September 30, 2004.

On September 15, 2004 the company entered into an additional warrant agreement with 21st Century Technologies, Inc. Under this agreement, 21st Century, at its discretion, will advance maintenance monies to the company.

The agreement stipulates that no new issuance of shares, warrants or options will be issued by the corporation for a period of one year unless approved in writing by 21st Century. Warrants issued under this letter agreement carry the same rights, terms and provisions as provided in the original warrant agreement, except that the conversion into our common stock will be based on the original formula multiplied by four (4) versus three (3) conversion as specified in the original warrant agreement. Warrants will be convertible and will have a three year expiration from the date of due issuance. The Corporation also agreed to amend the original warrant agreement to reflect an expiration of three year from the date of due issuance. As of September 30, 2004 the company received $34,629.83 under the September 15, 2004 warrant agreement. A copy of the letter agreement is filed as Exhibit 10.5 to the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

In addition, the company has the following arrangements with 21st Century Technologies, Inc. or its affiliates:

On November 1, 2003 we entered into a consulting agreement with James B. Terrell, an affiliate of 21st Century Technologies, Inc. Under the agreement, Mr. Terrell is to provide us with consulting services until November 1, 2004. We agreed to pay Mr. Terrell for such services by issuing him a warrant to purchase 1,000,000 shares of our common stock for $.05 per share, which warrant expires on November 1, 2004.

In October 2003 we issued a promissory note in the amount of $50,000 to 21st Century Technologies, Inc. Such note provides 6% interest and is payable on demand or, if no demand is made, six months from the date of the note. 21st Century Technologies, Inc. has agreed that such note will be considered paid in full in the event the the Company issues the shares to James Terrell pursuant to the warrant issued to him.

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

      WE HAVE NO ARRANGEMENTS OR SOURCES OF ADDITIONAL CAPITAL AND MAY HAVE TO CURTAIL OUR OPERATIONS IF ADDITIONAL CAPITAL IS NEEDED BUT IS NOT AVAILABLE.

      Although we had net income in fiscal 2002 we lost money in fiscal 2003 and 2004 in the quarter ended September 30, 2004. If we were to continue to lose money due to reduced attendance at our cooking school or increased expenses we would require additional capital to maintain operations. There can be no assurance that we can obtain additional capital if this pattern continues. We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business.

      DEPENDENCE  ON  THE  SERVICES  AND  IMAGE  OF  JANE  BUTEL

      Our operations are substantially reliant on the availability of the services and image of Jane Butel. In the event she were unable to continue to provide her services to us, we may not be able to continue our operations. An employment agreement is in process to be finalized by the end of the second fiscal quarter. A life insurance policy is planned to be undertaken at the same time.

      WE  ARE  DEPENDENT  ON  THE  LEISURE  TRAVEL  MARKET

      A number of our students attend our cooking school in conjunction with a vacation. If the leisure travel market were to be disrupted due to economic conditions or reluctance of people to travel due to hostilities or renewed terrorism, our revenues would be reduced.

ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

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

         (b)      Reports  on  Form  8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2004.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           JANE  BUTEL  CORPORATION



November  10,  2004                   By:  /s/  JANE  BUTEL
                                           ----------------
                                           Jane  Butel,  President  (principal
                                           executive  and  accounting  officer)