Form 10-Q
period 2004-12-31
JANE BUTEL CORP
filed 2005-02-14
CIK 1204853

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2004

COMMISSION FILE NO. 0-50104

JANE BUTEL CORPORATION
______________________________________________
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

FLORIDA 65-0327060
_______________________________ ___________________
(STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

400 Gold Ave. SW, Suite 750
Albuquerque, NM 87102
________________________________________
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(505) 314-0787
___________________________
(ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,277,000 shares as of February 7, 2005.

Transitional Small Business Format: No

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

Jane Butel Corporation
Balance Sheet
(Unaudited)
	December 31	June 30
	2004	2004
A S S E T S

Current Assets
Cash	$16,898	$-
Inventory	24,036	17,456
Accounts Receivable net of allowance for bad debt	16,637	13,889
Prepaid Expenses	6,771	-
Total Current Assets	64,342	31,345

Fixed Assets
Equipment	144,225	144,225
Leasehold Improvements	97,159	97,159
Accumulated Depreciation	(217,624)	(209,015)
Total Fixes Assets	23,760	32,369

Other Assets
Television Film Costs, net of Amortization	142,718	170,633
Websites, net of Amortization	-	22,178
Other Assets	5,900	5,900
Videos, net of amortization	16,113	41,715
Total Other Assets	164,731	240,426
Total Assets	$252,833	$304,140

L I A B I L I T I E S

Current Liabilities
Cash Overdraft		636
Accounts Payable	77,921	77,511
Deferred Income	42,006	45,257
Other Current Liabilities	19,480	26,048
Notes Payable	91,000	91,000
Accrued Settlements Payable	13,600	13,600

Total Current Liabilities	244,007	254,052

Long-Term Liabilities
Notes Payable - Related Party	251,178	252,739
Notes Payable	106,329	106,455
Total Long-Term Liabilities	357,507	359,194

Total Liabilities	601,514	613,246

Commitments and Contingencies	-	-

S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock
5,000,000 authorized stock, $1.00 par value	-	-
no shares outstanding
Common Stock
50,000,000 authorized shares,$.001 par value 25,227,000 issued and outstanding	25,061	22,721
Additional Paid-in-Capital	851,259	355,549
Accumulated Surplus	(1,225,001)	(687,376)

Total Stockholders' Equity (Deficit)	(348,681)	(309,106)

Total Liabilities and Stockholders' Equity	252,833	304,140

Jane Butel Corporation
Statement of Operations
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ending December 31	Ending December 31	Ending December 31	Ending December 31
	2004	2003	2004	2003

Revenues:
Revenues	$51,184	$86,292	$112,727	$133,839

Total Revenues	$51,184	$86,292	$112,727	$133,839

Expenses:
Cost of Sales	18,695	32,020	31,365	49,439
Paryoll Expenses	93,886	50,312	196,313	61,610
Consulting Expenses	187,600		187,600
Occupancy Costs	18,160	8,140	37,400	12,992
Professional Fees	17,232	25,015	27,530	37,645
Impairment Expenses	12,515	11,425	22,365	16,325
Royalty Expenses	-	172	12,515	960
Interest Expense	7,693	6,286	7,693	12,849
Depreciation and Amortization Expense	29,352	33,928	58,704	69,586
Operating Expenses	38,146	32,878	68,867	50,808

Total Expenses	423,279	200,176	650,352	312,214

Net Income (Loss) from Operations	$(372,095)	$(113,884)	$(537,625)	$(178,375)

Other Income:
Barter Revenue	-	6,880	-	16,656
Other Income	-	4,599	-	4,599

Provision for Income Taxes:

Income Tax Benefit/(Expense)	-	-	-	-

Net Income (Loss)	$(372,095)	$(102,405)	$(537,625)	$(161,719)

Basic and Diluted Loss Per Common Share	(0.02)	(0.00)	(0.02)	(0.01)

Weighted Average number of Common Shares	22,799,917	22,720,750	22,760,333	22,720,750
used in per share calculations

Jane Butel Corporation
Statement of Cash Flows
(Unaudited)

	For The	For the
	Six Months Ended	Six Months Ended
	December 31	December 31
	2004	2003

Cash Flows from Operating Activities:

Net Income (Loss)	$(537,625)	$(161,719)

Changes in operating assets and liabilities:
Depreciation Expense	8,608	19,476
Amortization Expense	50,096	61,535
Common Stock Issued for Services	199,715	-
Impairment Expenses	22,365	-
(Increse) Decrease in Prepaid Expenses	(6,771)
(Increase)/Decrease Account Receivable	(2,748)	5,156
(Increase)/Decrease Accrued Settlements	-	-
(Increase)/Decrease in Inventory	(6,580)	6,476
increase/(Decrease) Accounts Payable	410	(5,877)
increase/(Decrease) Deferred Income	(3,251)	(16,656)
Increase/(Decrease) in Other Current Liablities	(14,535)	31,931

Total Adjustments	247,309	102,041

Net Cash (Used in) Provided From Operating Activities	$(290,316)	$(59,678)

Cash Flows from Investing Activities:

Decrease Related Party Notes Receivable	-	5,176
-		-

Net Cash Used in Investing Activities	$-	$5,176

Cash Flows from Financing Activities:

Note Payable	4,903	50,705
Warrents	304,508
Payments - Notes Payable Related Parties	(1,561)	8,948

Net Cash Provided for Financing Activities	$307,850	$59,653

Net Increase (Decrease) in Cash	$17,534	$5,151

Cash Balance, Begin Period	(636)	$1,011

Cash Balance, End Period	$16,898	$27,086

Supplemental Disclosures:
Cash Paid for interest	$9,850	$6,242
Cash Paid for income taxes	$-	$-
Common Stock Issued for Services	$199,715	$-

Note 1 - Summary of Significant Accounting Policies

Organization

Jane Butel Corporation (“the Company”) was incorporated under the laws of the State of Florida in April 1992 as the Institute for Strategic Business Development, Inc. for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Florida. The company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 25,277,000 common shares issued and outstanding as of February 7, 2005. The Company has designated 5,000,000 as preferred stock with a par value of $1.00 per share with no preferred stock outstanding as of December 31, 2004.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2004, and the results of their operations for the three and six months ended December 31, 2004, and their cash flows for the six months ended December 31, 2004 and 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tex-Mex Inc. a New Mexico corporation (incorporation date: July 3, 1992). All significant inter-company transactions have been eliminated in consolidation.

Accounting Method Earnings per Common Share

The Company adopted Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Note 2 - Common Stock

The company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 25,277,000 shares issued and outstanding as of December 31, 2004. The Company has designated 5,000,000 as preferred stock with a par value of $1.00 per share.

On April 23, 2004, the Company signed a “Warrant Agreement” with 21st Century Technologies Inc. “21st Century” for a total of $200,000 to be advanced to the Company for one warrant for each dollar advanced. As of June 30, 2004 a total of $103,081 and for the quarter ended
Note 2 - Common Stock (con’t)

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

For the quarter ended December 31, 2004, 21st Century advanced another $181,480 for warrants that have not been converted.

During the quarter ended December 31, 2004, the Company issued a total of 2,340,000 common shares with 1,093,750 being part of an S-8 filing and the balance or 1,246,250 being Sec 144 or restricted shares. These shares were valued at $.08 per share for a total of $187,200 being recognized as expense.

Note 3 - Note Payable - Related Parties

The Company entered into a promissory note payable with Jane Butel, individually, with the balance on December 31, 2004 in the amount of $251,178. The note matures on July 1, 2007 with accrued interest at the rate of 6.97% in the amount of $46,457 as of December 31, 2004.

Note 4 - Notes Payable

The company executed a note payable on February 9, 2001 for one hundred thousand dollars ($100,000) payable to James and Lila Dickey at six percent (6%) per annum. Interest on the note is due in monthly installments and the principal matures February 9, 2003. The note is secured by receivables from the direct sale of cookbooks, from the TV Series, Jane Butel’s Southwestern Kitchen .

On November 28, 2001 the company entered into a note for $27,000 payable to James Dickey. This note is a demand note. The company agreed to pay $5.00 per cookbook of the Jane Butel’s Southwestern Kitchen until the full amount has been paid.

On August 19, 2003, a “Settlement and Mutual Release” was signed between the parties in the suit that was filed January 24, 2003 in Second Judicial District Court, Bernalillo County, New Mexico by James Allen Dickey and Lila Dickey seeking a judgement in the amount of $127,000 plus interest. The Company borrowed such sums in 2001.

Note 4 - Notes Payable (con’t)

A summary of the settlement is as follows:

1.	Total of $137,500 is due with attorney fees and past due interest.
2.	Interest to accrue at 6% on the original debt of $100,000, 10% on $19,500, and no interest on the attorney fees and past due interest.
3.	The Company owes $2 per book royalty until $125,578.77 is paid, then $5 per book until $300,000 is paid.
4.	Monthly payment of $610 per month in interest beginning September 15, 2003 and continuing until August 15, 2005 when all remaining debt is due.
5.	Mutual release of any and all other claims.

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

As of December 31, 2004, the company is also indebted to two unrelated individuals and an unrelated company for $10,000, $4,000 and $2,000 respectively.

A summary of the notes payable shown as current and long-term is as follows:

James Allen Dickey and Lila Dickey                        $          -0-  $ 106,329
Janet E Freeman Trust                  25,000                                 -0-
James Terrell                                                                    50,000
Unrelated Individuals and Company                           16,000                                 -0-
                                                                                         $ 91,000                   $ 106,329

Future maturies of long-term debt is as follows:
Years Ended:
June 30, 2005   $  91,000
June 30, 2006   _106,329
                                                                                    $197,329

Note 5 - Related Parties
There exist related party relationships with Jane Butel in the form of a Note Payable in the amount of $251,178 and principal stockholder and officer.

Note 6 - Lease

The Company’s subsidiary Tex-Mex entered into a lease agreement with the LaPosada Hotel in Albuquerque, New Mexico for 2,900 square feet office and cooking school space. The lease was originally signed in June 1997 and covered the term from July 1, 1997 to June 30, 2002 at the rate of $1,500 per month. The Company is in the process of renewing the lease with the new owners of the La Posada Hotel, who took over April 1, 2004. New corporate headquarters were established March 1, 2004 with the Simms Building, Inc., a New Mexico Corporation, on the 12th of January for $4,500 per month for three years.  The lease is subject to annual adjustment indexed to the CPI.  A deposit of $4,500 was paid in January and the entire amount of the lease is $162,000.  The lease for 3,684 usable square feet, known as Suite 750, went into effect March 1, 2004.

Note 7 - Barter Transactions

In August 2000 the Company entered into an agreement with an unrelated contractor under which the Company received web site development services in exchange for the Company running promotional mentions on its America One television series. The Company began broadcasting the promotional mentions in December 2001 and they will continue to run on the remaining shows of the series through November 2003. The contractor completed its website development in the spring of 2002. The Company consulted APB 29 which provides that such transactions be recorded at the fair value of the assets or services given or received, whichever is more clearly evident. Since the Company had no method of determining the value of the promotional mentions it provided, it did not recognize any income or expense from this transaction until the promotional mentions began running and the website was substantially completed, which occurred during the spring of 2002. The Company amortized the $78,320 from December 1, 2001 to November 1, 2003.. The Company has amortized $78,320 on the cost of the website leaving a net asset value of $0 as of December 31, 2004.

Note 8 - Commitment and Contingencies

The Company’s subsidiary Tex-Mex reached a settlement agreement with Peppercreek Farms Inc. in a court case in Oklahoma City, Oklahoma. The settlement agreement calls for a payment of $13,600 to be paid by January 5, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF   OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended December 31, 2004 compared to 2003

RESULTS OF OPERATIONS:

a.	REVENUES

The Company’s revenues for the three months ended December 31, 2004 were $51,184 as compared to $86,292 for the three months ended December 31, 2004. Publicity releases were mailed, follow-up was completed, and the sales did pick up for 2005, but not soon enough to help in this quarter. Publicity included stories in the New Mexico Journey, AAA magazine; Intermezzo magazine; Pen and Fork Newsletter, Gayout’s Guide electronic listing of our Scottsdale Cooking School as the best Hotel based Cooking School in the United States, which resulted in newspapers picking up the story. A Press Party was hosted by the Fairmont Scottsdale Princess and the Scottsdale Convention and Business Bureau in New York City to publicize the Satellite Cooking School in Scottsdale. Additional links were made with www.Foodreference.com, www.cheap-discount-mexico-cruises.com, www.cruisetaker.com, www.guidelinecaribbean.com, www.find-cruise-vacations.com, www.find-texas-cruises.com, www.Farimont.com/Scottdale and rack cards are now placed in New Mexico visitors Centers and in the Fairmont Scottsdale Princess. Promotions were started with Google and the website was enhanced, leading to strong December sales of $26,288 compared with 2003 of $51,153 . However these sales were for schools in 2005 and not recognized in this quarter. Publicity has traditionally been the strongest drive behind sales. Weeklong class sales were $5,790 for the quarter ending December 31, 2004, compared to $12,610 in 2003. Weekend class sales for the quarter ending December 31, 2004 were $32,417 compared to $25,655 in 2003. The La Posada hotel where the Cooking School is housed and convention business were also reportedly down in Albuquerque for this past quarter.

b.	EXPENSES

(1)
Cost of Sales for the three months ended December 31, 2004, were $18,695 compared to $32,020 for the three months ended December 31, 2003. The higher cost of sales in 2003 was due primarily to higher discounts used to secure sales.

(2)	General and Administrative
Total expenses for the quarter ended December 31, 2004 were $404,584 compared to $200,176 for the quarter ending December 31, 2003. The most significant factors were consulting fees realized for past work done for the spice business and for legal and accounting work done in connection with a forthcoming SB2. In addition to these extra ordinary expenses, there were increased occupancy costs, payroll, impairment expenses, and depreciation and amortization expenses. An additional corporate office space was leased to house additional staff to develop additional marketing and infrastructure for divisional operations. A comptroller and marketing and sales manager were hired and the CEO began taking a salary this calendar year. The adjustments in depreciation and amortization are related to non-cash assets.

(3)	Income Tax
For the quarter ended December 31, 2004 the company recorded an income tax benefit of $372,095 compared to a tax benefit of $102,405 for the three months ended December 31, 2003.

Net Loss

The Company experienced a net loss of $372,095 for the quarter ended December 31, 2004 compared to a net loss of $102,405 for the quarter ended December 31, 2003. The increased loss is due to the establishment of a corporate office, consulting expenses in connection with the SB2 filing and past work done for the spice division and increased payroll and increased depreciation.

c.	Earnings per Share

For the three months ended December 31, 2004, the Company recorded a net loss per share of $0.02 compared to no net loss per share for December 31, 2003.

Six Months Ended December 31, 2004 compared to 2003

RESULTS OF OPERATIONS:

a.	REVENUES

The Company’s revenues for the six months ended December 31, 2004 were $112,727 compared to $133,839 for the six months ending December 31, 2003.

b.	EXPENSES

(1)
COST OF SALES for the six months ended December 31, 2004 were $31,365 compared to $49,439 for the six months ended December 31, 2003. The higher cost of sales in 2003 was due primarily to higher discounts used to secure sales and lower revenue in 2004.

(2)
GENERAL AND ADMINISTRATIVE expenses were $618,987 for the six months ended December 31, 2004 compared to $262,775 for the six months ended December 31, 2003. The most significant factors in this increase were increased occupancy costs, payroll, impairment expenses, and depreciation and amortization expenses. While we have experienced the costs anticipated, the sales have not been achieved due to lack of funding for marketing projects.

(3)	INCOME TAX for the six months ended December 31, 2004 were a benefit of $537,625 compared to $178,375 for the six months ended December 31, 2003.

NET LOSS

The Company experienced a net operating loss of $537,625 for the six months ended December 31, 2004 compared to $178,375 for the six months ended December 31, 2003. The increased loss is due to the establishment of a corporate office, increased payroll and increased depreciation and the sales programs not being in place yet due to lack of funding.

C.	EARNINGS PER SHARE

For the six months ended December 31, 2004, the Company recorded a net loss per hare of $0.02 compared to a net loss per share of $0.01 for the six months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have not had a consistent record of earnings and positive cash flow due to several factors, including the general reduction in travel after 9/11/01 and the investments we made in production of our videos, websites and television show. As of December 31, 2004 our liabilities were $601,514 and our assets were $252,833.

Agreements with 21st Century Technologies, Inc.

21st Century Technologies, Inc., a business development company, has provided us with funding and assistance pursuant to several agreements.

During the quarter ended March 31, 2004 a shareholder, 21st Century Technologies, Inc. contributed $150,000 to our capital.

On April, 23, 2004 the company entered into a warrant agreement with 21stCentury Technologies, Inc. Under the agreement, 21st Century, at its discretion, will advance to the Company an additional $200,000, as is seasonably and reasonably requested by the company. In consideration of such advances, the Company will issue to 21st Century one warrant for each $1.00 advanced to the Company pursuant to the Warrant Agreement. Each warrant is convertible in to unrestricted stock of the Company six months from the date of issuance of each warrant as follows:

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

The agreement stipulates that no new issuance of shares, warrants or options will be issued by the corporation for a period of one year unless approved in writing by 21st Century. Warrants issued under this letter agreement carry the same rights, terms and provisions as provided in the original warrant agreement, except that the conversion into our common stock will be based on the original formula multiplied by four (4) versus three (3) conversion as specified in the original warrant agreement. Warrants will be convertible and will have a three year expiration from the date of due issuance. The Corporation also agreed to amend the original warrant agreement to reflect an expiration of three year from the date of due issuance. As of September 30, 2004 the company received$34,629.83 under the September 15, 2004 warrant agreement. A copy of the letter agreement is filed as Exhibit 10.5 to the Company's annual report on Form 10-KSBfor the year ended June 30, 2004.

In addition, the company has the following arrangements with 21st Century Technologies, Inc. or its affiliates:

On November 1, 2003 we entered into a consulting agreement with James B. Terrell, an affiliate of 21st Century Technologies, Inc. Under the agreement, Mr. Terrell is to provide us with consulting services until November 1, 2004. We agreed to pay Mr. Terrell for such services by issuing him a warrant to purchase1,000,000 shares of our common stock for $.05 per share, which warrant expired on November 1, 2004.

In October 2003 we issued a promissory note in the amount of $50,000 to 21st Century Technologies, Inc. Such note provides 6% interest and is payable on demand or, if no demand is made, six months from the date of the note. 21st Century Technologies, Inc. has agreed that such note will be considered paid in full in the event the Company issues the shares to James Terrell pursuant to the warrant issued to him.

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

INCOME TAX

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires the establishment of a deferred tax asset and liability for the recognition of future deductions or taxable amounts and operating loss and tax credit carry forwards. Deferred federal income tax expense or benefit is recognized as a result of the change in the deferred tax asset or liability during the year using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. In determining whether to establish a valuation reserve for its deferred tax loss assets the Company considered its historic lack of substantial taxable profits, its internal projections concerning future taxable operations, the assumptions underlying such projections and the likelihood of achieving such future taxable operations. The Company determined that there is sufficient uncertainty with respect to its ability to achieve profitable operations in future periods that the Company cannot justify the recording of an income tax asset and, accordingly, the Company established a valuation reserve in the full amount of its deferred tax assets.

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

WE MAY HAVE TO CURTAIL OUR OPERATIONS IF ADDITIONAL CAPITAL IS NEEDED BUT IS NOT AVAILABLE.

Although we had net income in fiscal 2002 we lost money in fiscal 2003 and
2004 in the six months ended December 31, 2004. If we were to continue to lose money due to reduced attendance at our cooking school or increased expenses we would require additional capital to maintain operations. There can be no assurance that we can obtain additional capital if this pattern continues. We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business. We have entered into an Equity Line of Credit with Dutchess Private Equities Fund, II, L.P., under which we may sell to Dutchess up to $ 10 million of our stock over a three-year period. Our ability to sell such stock to Dutchess is subject to certain conditions and we may not sell such shares as of the date hereof. Reference is made to our Registration Statement on Form SB-2 (File No. 333-121737) for further information concerning this transaction.

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

We have identified additional risk factors in our Registration Statement on Form SB-2 (File No. 333-121737).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2005 the Company issued shares of its common stock which were not registered under the Securities Act of 1933 as set forth below.

On November 29, 2004 the Company issued 50,000 shares to Michael Bongiovanni for services as a financial advisor.

On December 15, 2004 the Company issued 220,000 shares to Greentree Financial Corp. for services as a financial advisor.

On December 23, 2004 the Company issued 832,500 shares of its common stock to eight private investors for $42,500 and services.

The Company believes that the foregoing issuances did not require registration under the Securities Act of 1933 pursuant to the exemption from registration under Section 4(2) of the Act. The shareholders were given access to all information about the Company, they were advised that the shares were restricted securities and could not be sold without registration under the Act or an exemption from registration and the certificates representing the shares carried a legend restricting transfer without compliance with the Act.

Item 4. Submission of Matters to a Vote of Security Holders.

On or about December 14, 2004 the holders of a majority of the Company’s common stock approved an amendment to the Company’s Articles of Incorporation by written consent. The purpose of the amendment was to increase the Company’s authorized common stock from 50,000,000 shares to 200,000,000 shares.

Item 5. Other Information.

On November 24, 2004 the Company established a series of 1,000,000 shares of preferred stock known as Series A Convertible Preferred Stock.

We entered into a formal written Employment Agreement with Jane Butel, our President, dated December 23, 2004 (the "Employment Agreement"), which provide for, among other employment benefits, an annual salary of $126,000, and 32,500 shares of Class A Convertible Preferred Stock which is convertible into common stock at a rate of one share of preferred to one hundred shares of common stock, payable quarterly starting January 1, 2005 until 1,000,000 so designated shares is depleted. The agreement commences on January 1, 2005 and is for a ten-year term.

We entered into a formal written Licensing Agreement with Jane Butel, our President dated December 23, 2004 (the "Licensing Agreement"), which provide for, among other benefits, the transfer to Jane Butel, as licensee, 650,000 shares of Class A Convertible Preferred Stock. This stock was paid in exchange for an exclusive license to use her name and likeness in association with food products manufactured, distributed, marketed and sold, and services provided by her.

We recently entered into an Equity Line of Credit with Dutchess Private Equities Fund, II, L.P., whereby we can "put" to them up to $10 million in our common stock over a three year period of time for cash. This equity financing will increase our chances of succeeding at our growth plans. However, there is no assurance that we will be able to "put" shares under this Equity Line of Credit or at what level we will be able to "put" shares, since there are numerous conditions precedent for each "put" of our shares to Dutchess.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.1           Employment Agreement executed by the Registrant and Jane Butel**
----------    --------------------------------------------------------------------------------------------
10.2           Licensing Agreement executed by the Registrant and Jane Butel**
----------    -------------------------------------------------------------------------------------------
10.3           Investment Agreement by and between Registrant and Dutchess
                  Private Equities Fund, II, L.P.**
----------    -----------------------------------------------------------------
10.4          Registration Rights Agreement by and between Registrant and
                 Dutchess Private Equities Fund, II, L.P**
----------    -----------------------------------------------------------------
10.5           Placement Agent Agreement between Registrant, Legacy Trading Co.,
                  LLC and Dutchess Private Equities Fund, II, L.P**
----------    -----------------------------------------------------------------
10.6          Financial Advisory Services Agreement between Registrant and
                 Greentree Financial Group, Inc. **

31.1          Rule 13a-14(a)/15d-14(a) Certification by CEO

31.2          Rule 13a-14(a)/15d-14(a) Certification by CFO

32.1          Section 1350 Certification of CEO

32.2          Section 1350 Certification by CFO

** Incorporated by reference herein to the exhibit of the same number filed with the Company’s registration statement on Form SB-2 (File no. 333-121737) on December 29, 2004.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            JANE BUTEL CORPORATION

February 11, 2005                  By: /s/ JANE BUTEL
                            _________________________________
                            Jane Butel, President (principal
                            executive and accounting officer)