Form 10QSB/A
period 2004-12-31
JANE BUTEL CORP
filed 2005-03-31
CIK 1204853

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.20549

FORM 10-QSB/A
AMENDMENT NO. 1

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
Total expenses for the quarter ended December 31, 2004 were $423,279 compared to $200,176 for the quarter ending December 31, 2003. The most significant factors were consulting fees realized for past work done for the spice business and for legal and accounting work done in connection with a forthcoming SB2. In addition to these extra ordinary expenses, there were increased occupancy costs, payroll, impairment expenses, and depreciation and amortization expenses. An additional corporate office space was leased to house additional staff to develop additional marketing and infrastructure for divisional operations. A comptroller and marketing and sales manager were hired and the CEO began taking a salary this calendar year. The adjustments in depreciation and amortization are related to non-cash assets.

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
10.6          Financial Advisory Services Agreement between Registrant and
                 Greentree Financial Group, Inc. **

31.1          Rule 13a-14(a)/15d-14(a) Certification by CEO***

31.2          Rule 13a-14(a)/15d-14(a) Certification by CFO***

32.1          Section 1350 Certification of CEO***

32.2          Section 1350 Certification by CFO***

** Incorporated by reference herein to the exhibit of the same number filed with the Company’s registration statement on Form SB-2 (File no. 333-121737) on December 29, 2004.
***  Filed with the Company’s quarterly report on Form 10-QSB on February 14, 2005.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            JANE BUTEL CORPORATION

March 31, 2005                  By: /s/ JANE BUTEL
                            _________________________________
                            Jane Butel, President (principal
                            executive and accounting officer)