Form 10QSB
period 2005-03-31
JANE BUTEL CORP
filed 2005-05-25
CIK 1204853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934. FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-50104

                             JANE BUTEL CORPORATION
                             ----------------------

        (exact name of small business issuer as specified in its charter)


            Florida                               65-0327060
 -----------------------------              --------------------
(State  or  Other  Jurisdiction  of           (I.R.S.  Employer
  Incorporation  or  Organization)           Identification  No.)



               400 Gold Ave. SW, Suite 750, Albuquerque, NM 87102
               --------------------------------------------------
                    (Address of principal executive offices)

                                             (505)  314-0787
                                             ---------------
                           (issuer's telephone number)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days. Yes [ X ]
No  [   ]

As of April 19, 2005, we had 25,277,000 shares of common stock and 715,000 shares of Class A preferred stock outstanding.

Transitional  Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                             Jane Butel Corporation

                              TABLE  OF  CONTENTS

PART  I.  FINANCIAL  INFORMATION
--------------------------------
Item  1.  Financial  Statements.                                               2

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.    7

Item  3.  Controls  and  Procedures.                                          12


PART  II.  OTHER  INFORMATION
----------------------------
Item  1.  Legal  Proceedings.                                                 12

Item  2.  Unregistered  Sales  of  Equity  Securities  and Use of Proceeds.   13

Item  3.  Defaults  Upon  Senior  Securities.                                 13

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.        13

Item  5.  Other  Information.                                                 13

Item  6.  Exhibits  and  Reports  on  Form  8-K.                              13


                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 2004 filed with the Commission.


                             JANE  BUTEL  CORPORATION
                              FINANCIAL  STATEMENTS

                                         Jane Butel Corporation
                                         Statement of Cash Flows
                                               (Unaudited)


                                                                -------------------   -------------------
                                                                      For the              For the
                                                                Nine Months Ended      Nine Months Ended
                                                                     March 31              March 31
                                                                -------------------  -------------------
                                                                       2005                  2004
                                                                -------------------  -------------------

  Cash Flows from Operating Activities:
  -------------------------------------

    Net Income (Loss) . . . . . . . . . . . . . . . . . .  $       (1,344,461)  $         (266,217)

    Changes in operating assets and liabilities:
        Depreciation Expense. . . . . . . . . . . . . . .              12,912               20,650
        Amortization Expense. . . . . . . . . . . . . . .              75,145               75,167
        Common Stock Issued for Services. . . . . . . . .             919,500                    -
        Impairment Expenses . . . . . . . . . . . . . . .             (12,977)             (16,656)
        (Increse) Decrease in Prepaid Expenses. . . . . .              (6,771)              34,275
        (Increase)/Decrease Account Receivable. . . . . .              13,889              (29,080)
        (Increase)/Decrease Other Current Assets. . . . .                   -               (5,900)
        (Increase)/Decrease Accrued Settlements . . . . .             (13,600)                   -
        (Increase)/Decrease in Inventory. . . . . . . . .               1,934                8,973
        increase/(Decrease) Accounts Payable. . . . . . .              13,896                6,000
        increase/(Decrease) Deferred Income . . . . . . .             (24,936)                   -
        Increase/(Decrease)  in Other Current Liablities.              37,546               21,261
                                                           -------------------  -------------------
        Total Adjustments . . . . . . . . . . . . . . . .           1,016,538              114,690
                                                           -------------------  -------------------

  Net Cash (Used in) Provided From  Operating Activities.  $         (327,923)  $         (151,527)


  Cash Flows from Investing Activities:
  -------------------------------------

    Decrease Related Party Notes Receivable . . . . . . .                   -               12,894
    Fixed Assets. . . . . . . . . . . . . . . . . . . . .                   -              (23,488)
                                                           -------------------  -------------------

  Net Cash Used in Investing Activities . . . . . . . . .  $                -   $          (10,594)


  Cash Flows from Financing Activities:
  -------------------------------------

    Note Payable. . . . . . . . . . . . . . . . . . . . .               4,903               43,500
    Contribution to Capital . . . . . . . . . . . . . . .                   -              159,201
    Warrents. . . . . . . . . . . . . . . . . . . . . . .             304,508
    Payments - Notes Payable Related Parties. . . . . . .               3,367              (21,136)
                                                           -------------------  -------------------
  Net Cash Provided for Financing Activities. . . . . . .  $          312,778   $          181,565
                                                           -------------------  -------------------

  Net Increase (Decrease) in Cash . . . . . . . . . . . .  $          (15,145)  $           19,444

  Cash Balance,  Begin Period . . . . . . . . . . . . . .                (636)  $            1,011
                                                           -------------------  -------------------
  Cash Balance,  End Period . . . . . . . . . . . . . . .  $           (3,666)  $           20,455
                                                           ===================  ===================

                                                           $            3,030
  Supplemental Disclosures:
    Cash Paid for interest. . . . . . . . . . . . . . . .  $              413   $           10,917
    Cash Paid for income taxes. . . . . . . . . . . . . .  $                -   $                -
    Common Stock Issued for Services. . . . . . . . . . .  $          919,500   $                -

                                                Jane Butel Corporation
                                               Statement of Operations
                                                     (Unaudited)


                                               -----------------  -----------------  -----------------  -----------------
                                                    For the            For the            For the            For the
                                                  Three Months       Three Months       Nine Months        Nine Months
                                                Ending March 31    Ending March 31    Ending March 31    Ending March 31
                                               -----------------  -----------------  -----------------  -----------------
                                                      2005               2004               2005               2004
                                               -----------------  -----------------  -----------------  -----------------

Revenues:
---------
  Revenues. . . . . . . . . . . . . . . .  $         80,456   $         51,843   $        193,183   $        185,682
                                           --------------------------------------------------------------------------
    Total Revenues. . . . . . . . . . . .  $         80,456   $         51,843   $        193,183   $        185,682

Expenses:
----------
  Cost of Sales . . . . . . . . . . . . .            25,315             20,059             56,680             69,498
  Paryoll Expenses. . . . . . . . . . . .            74,186             51,127            270,499            112,737
  Consulting Expenses . . . . . . . . . .           715,000                  9            919,500
  Occupancy Costs . . . . . . . . . . . .                 0              9,976             37,400             22,968
  Professional Fees . . . . . . . . . . .             1,330             12,499             28,860             50,144
  Impairment Expenses . . . . . . . . . .            (9,388)            11,425             12,977             27,750
  Royalty Expenses. . . . . . . . . . . .               142                 38             12,657                998
  Interest Expense. . . . . . . . . . . .             7,429              9,628             15,122             22,477
  Depreciation and Amortization Expense .            29,353             26,330             88,057             95,916
  Operating Expenses. . . . . . . . . . .            30,253             19,858             95,892             70,666
                                                ------------  -----------------  -----------------  -----------------
    Total Expenses. . . . . . . . . . . .           873,620            160,949          1,537,644            473,154

    Net Income (Loss) from Operations . .  $       (793,164)  $       (109,106)  $     (1,344,461)  $       (287,472)

Other Income:
-------------
  Barter Revenue. . . . . . . . . . . . .                 -                  -                  -             16,656
  Other Income. . . . . . . . . . . . . .                 -                  -                  -              4,599

Provision for Income Taxes:
----------------------------
  Income Tax Benefit/(Expense). . . . . .                 -                  -                  -                  -
                                           -----------------  -----------------  -----------------  -----------------

    Net Income (Loss) . . . . . . . . . .  $       (793,164)  $       (109,106)  $     (1,344,461)  $       (266,217)
                                           =================  =================  =================  =================


Basic and Diluted Loss Per Common Share .             (0.03)             (0.00)             (0.06)             (0.01)
                                           -----------------  -----------------  -----------------  -----------------

Weighted Average number of Common Shares.        25,277,000         22,720,750         23,898,350         22,720,750
                                           =================  =================  =================  =================
  used in per share calculations




                             JANE BUTEL CORPORATION
                                    BALANCE SHEET
                                     (UNAUDITED)


                                                        ------------------------
                                                           MARCH 31      JUNE 30
                                                               2005        2004
                                                        ------------------------
                                ASSETS
                                ------

  Current Assets
  --------------
    Cash . . . . . . . . . . . . . . . . . . . . . . .  $         -   $       -
    Inventory. . . . . . . . . . . . . . . . . . . . .       15,522      17,456
    Accounts Receivable net of allowance for bad debt.            -      13,889
    Prepaid Expenses . . . . . . . . . . . . . . . . .        6,771           -
                                                        ------------  ----------
        Total Current Assets . . . . . . . . . . . . .       22,293      31,345

  Fixed Assets
  ------------
    Equipment. . . . . . . . . . . . . . . . . . . . .      144,225     144,225
    Leasehold Improvements . . . . . . . . . . . . . .       97,159      97,159
    Accumulated Depreciation . . . . . . . . . . . . .     (221,928)   (209,015)
                                                        ------------  ----------
        Total Fixes Assets . . . . . . . . . . . . . .       19,456      32,369

  Other Assets
  ------------
    Television Film Costs, net of Amortization . . . .      152,289     170,633
    Websites, net of Amortization. . . . . . . . . . .            -      22,178
    Other Assets . . . . . . . . . . . . . . . . . . .        5,900       5,900
    Videos, net of amortization. . . . . . . . . . . .            -      41,715
                                                        ------------  ----------
        Total Other Assets . . . . . . . . . . . . . .      158,189     240,426
                                                        ------------  ----------
        Total Assets . . . . . . . . . . . . . . . . .  $   199,938   $ 304,140
                                                        ============  ==========

                                LIABILITIES
                                -----------

  Current Liabilities
  -------------------
    Cash Overdraft . . . . . . . . . . . . . . . . . .        3,666         636
    Accounts Payable . . . . . . . . . . . . . . . . .       91,407      77,511
    Deferred Income. . . . . . . . . . . . . . . . . .       20,321      45,257
    Other Current Liabilities. . . . . . . . . . . . .       65,850      26,048
    Notes Payable. . . . . . . . . . . . . . . . . . .       91,000      91,000
    Accrued Settlements Payable. . . . . . . . . . . .            -      13,600
                                                        ------------  ----------
        Total Current Liabilities. . . . . . . . . . .      272,244     254,052

  Long-Term Liabilities
  ---------------------
    Notes Payable - Related Party. . . . . . . . . . .      256,106     252,739
    Notes Payable. . . . . . . . . . . . . . . . . . .      106,329     106,455
                                                        ------------  ----------
        Total Long-Term Liabilities. . . . . . . . . .      362,435     359,194

                                                        ------------  ----------
        Total Liabilities. . . . . . . . . . . . . . .      634,679     613,246

    Commitments and Contingencies. . . . . . . . . . .            -           -

                                STOCKHOLDERS'  EQUITY
                                ---------------------

  Preferred Stock
    5,000,000 authorized stock, $1.00 par value. . . .      715,000           -
    715,000 shares outstanding
  Common Stock . . . . . . . . . . . . . . . . . . . .       25,277      22,721
    200,000,000  authorized  shares,$.001  par  value
    25,277,000  and  22,720,750  shares  issued  and
    outstanding
  Additional Paid-in-Capital . . . . . . . . . . . . .      856,819     355,549
  Accumulated Surplus. . . . . . . . . . . . . . . . .   (2,031,837)   (687,376)
                                                        ------------  ----------
        Total Stockholders' Equity (Deficit) . . . . .     (434,741)   (309,106)
                                                        ------------  ----------
        Total Liabilities and Stockholders' Equity . .      199,938     304,140
                                                        ============  ==========

                             JANE  BUTEL  CORPORATION
                          NOTES  TO  FINANCIAL  STATEMENTS
                               March  31,  2005

Note  1  -  Summary  of  Significant  Accounting  Policies

Organization

Jane Butel Corporation ("the Company") was incorporated under the laws of the State of Florida in April 1992 as the Institute for Strategic Business
Development, Inc. In December 1996, the Company acquired Earth Labs, Inc., a health and beauty aid company, and changed its name to Earth Labs, Inc. in January 1997. The Company cancelled the acquisition of this company later in 1997 with the consent of the shareholders of this company and the shares the Company issued were returned and cancelled. In January 1999, the Company acquired a majority interest in U'i Hawaii, Inc., a Hawaii corporation, that was seeking to develop a line of skin care products. This company was unable to bring any products to market due to insufficient working capital and the Company sold it in 2002. In September 2002, the Company acquired Tex-Mex, Inc., a New Mexico corporation. In October 2002, the Company changed its name to Jane Butel Corporation.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2005, and the results of their operations for the three and nine months ended March 31, 2005, and their cash flows for the nine months ended March 31, 2005 and 2004.

Principles  of  Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tex-Mex Inc., a New Mexico corporation that was incorporated on June 25, 1991. All significant inter-company transactions have been eliminated in consolidation.

Accounting  Method  -  Earnings  per  Common  Share

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Note  2  -  Common  and  Preferred  Stock

The Company has authorized 200,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2005, the Company had 25,277,000 common shares issued and outstanding. Additionally, the Company has authorized 5,000,000 shares of preferred stock. The Company has designated 1,000,000 shares of preferred stock as Class A Preferred Stock with a par value of $1.00 per share. As of March 31, 2005, the Company had issued 715,000 shares of Class A Preferred Stock.

During the quarter ended March 31, 2005, the Company issued 715,000 shares of Class A preferred stock to the principal shareholder for licensing and services. These shares were valued at $715,000 and included in the statement of operations.

Note  3  -  Note  Payable  -  Related  Parties

The Company entered into a promissory note payable with Jane Butel, the Company's Chief Executive Officer, individually, with the balance on March 31, 2005 in the amount of $256,105. The note matures on July 1, 2007 with accrued interest at the rate of 6.97% in the amount of $46,457 as of March 31, 2005.

Note  4  -  Notes  Payable

The Company executed a note payable on February 9, 2001 for $100,000 payable to James and Lila Dickey at 6% interest per annum. Pursuant to the original terms of the note, interest was due in monthly installments and the principal matured on February 9, 2003. The Company was unable to pay the note and the terms were revised pursuant to a Settlement and Mutual Release described below.

On November 28, 2001 the Company entered into a note for $27,000 payable to James Dickey. Pursuant to the original terms, the note was a demand note. The Company was unable to pay the note and the terms were revised pursuant to a Settlement and Mutual Release described below.

On August 19, 2003, the Company entered into a "Settlement and Mutual Release" with James Allen Dickey and Lila Dickey for the two notes entered into in 2001. A summary of the settlement is as follows:

1.  Total  of  $137,500  is  due  with  attorney  fees  and  past  due interest.

2. Interest to accrue at 6% on the original debt of $100,000, 10% on $19,500, and no interest on the attorney fees and past due interest.

3.  The  Company  owes  $2  per  book  royalty  until  $100,000  is  paid.

4. Monthly payment of $610 per month in interest beginning September 15, 2003 and continuing until August 15, 2005 when all remaining debt is due.

5. Mutual release of any and all other claims. Five dollars per book sold is due on the $300,000 interest once the above debt is satisfied.

The settlement was recorded in the Company's financial statements by recording the attorney fees in the amount of $13,000 and reducing the remaining balance of the note in the amount of $2,500 reflecting a net increase of $10,500 to agree with the settlement. The royalty in the amount of $2 is expensed as the books are sold.

The Company entered in a note with Janet E. Freeman Trust in August 2002 in the amount of $25,000. The note carries interest at the rate of 10% and matured in
February  2003.   As  of  March  31,  2005,  the  principle  balance  is  still outstanding  and  the  Company  makes  monthly payments of $280 to pay interest.

The Company signed a promissory note with James Terrell in October 2003 for $50,000. The note was due April 2004 and carries an interest rate of 6%. The note  is currently  outstanding.

On March 10, 2004, the Company entered into a Loan Agreement with Arland Dunn to borrow $10,000. The loan bears an interest rate of 10% per annum and can be repaid with 1,000,000 shares of common stock upon demand of the lender or $10,000 in cash plus accrued interest.

The Company's subsidiary Tex-Mex reached a settlement agreement with Peppercreek Farms Inc. in a court case in Oklahoma City, Oklahoma. The settlement agreement calls for a payment of $13,600 to be paid by January 5, 2003. As of March 31, 2005, the balance is outstanding.

As of March 31, 2005, the Company is indebted to two unrelated individuals for $1,500 and $2000 respectively. Additionally, the Company is indebted to one related party in the amount of $2,500.

Note  5  -  Warrant  Agreement

On April 23, 2004, the Company entered into a Warrant Agreement with 21st Century Technologies Inc. to advance up to $200,000. The Company agreed to issue one warrant for each dollar advanced. The warrants do not have an exercise price. Each warrant converts into unrestricted common stock of Jane Butel Corporation 6 months of the date of issuance. The number of shares which shall be issued per warrant shall be determined by the following formula:

                                        1
                              --------------------
                               Share price as of
                                conversion date


The resulting value shall then be multiplied by 3 to determine the number of unrestricted shares to be issued per warrant upon the event of exercise.

The Warrant Agreement was amended on September 15, 2004 to reflect an expiration date of three years from the date of issuance and to add a provision that no additional stock, warrant, or options be issued without the approval of 21st Century in writing for a period of one year, and to change the multiplier factor to 4 rather than 3.

Note  6  -  Investment  Agreement

On December 27, 2004, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, II, L.P. Pursuant to the Investment Agreement, the Company may, at its discretion, periodically "put to" or require Dutchess to purchase shares of our common stock. The aggregate amount that Dutchess is obligated to pay for the Company's shares can not exceed $10 million. For each share of common stock purchased under the Investment Agreement, Dutchess will pay 96% of the lowest closing Best Bid price as defined in the Agreement. The Company's ability to put shares of common stock under the Investment Agreement is conditioned upon several requirements including registering the shares of common stock with the Securities and Exchange Commission. As of May 23, 2005, the Company had filed a registration statement with the Securities and Exchange Commission, but it had not been declared effective.

The amount that the Company shall be entitled to put to Dutchess in any single transaction pursuant to the Investment Agreement will be equal to, at the Company's election, either: (A) 200% of the average daily volume in the U.S. market of the common stock for the 20 trading days prior to the notice of our put, multiplied by the average of the three daily closing Best Bid prices immediately preceding the date of the put, or (B) $25,000; provided that in no event shall the amount of any single put be more than $1,000,000.

Note  7  -  Lease

The Company's subsidiary Tex-Mex entered into a lease agreement with the LaPosada Hotel in Albuquerque, New Mexico for 2,900 square feet office and cooking school space. The lease was originally signed in June 1997 and covered the term from July 1, 1997 to June 30, 2002 at the rate of $1,500 per month. The Company is in the process of renewing the lease with the new owners of the La Posada Hotel, who took over May 9, 2005. New corporate headquarters were established March 1, 2004 with the Simms Building, Inc., a New Mexico Corporation, on the 12th of January for $4,500 per month for three years. The lease is subject to annual adjustment indexed to the CPI. A deposit of $4,500 was paid in January and the entire amount of the lease is $162,000. The lease for 3,684 usable square feet, known as Suite 750, went into effect March 1, 2004.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends," "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including risks and uncertainties as detailed in our 10-KSB for the year ended June 30, 2004 and from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

THE THREE MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2004

Our revenues for the three months ended March 31, 2005 were $80,456 as compared to $51,843 for the three months ended March 31, 2004. Increased sales over the same period of 2004 were due to the successful sale of the Oaxaca tour, increased sales from our expanded website, and increased sales follow through. Publicity generated for the Scottsdale Fairmont Princess schools, rating us as the nation's number one cooking school in December 2004, gave us increased awareness. Also, promotions were continued with Google and started with Yahoo. Publicity has traditionally been the strongest drive behind sales. Weeklong class sales were $33,180 for the quarter ending March 31, 2005 compared to $6,765 for the quarter ending March 31, 2004. Weekend class sales for the quarter ending March 31, 2005, were $25,167 compared to $7,466 in the quarter ending March 31, 2004.

Our Cost of Sales for the three months ended March 31, 2005, was $25,315 compared to $20,059 for the three months ended March 31, 2004.

Our General and Administrative expenses for the quarter ended March 31, 2005 were $848,305 compared to $140,890 for the quarter ending March 31, 2004. The increased expenses were due an issuance of preferred stock to Jane Butel, our Chief Executive Officer, for licensing and employment agreements. If the added expense of the stock issuance is netted out, our General and Administrative expenses actually decreased to $133,305, or approximately $7,500 less than for the same period in 2004. This reduction in expense is primarily due to a reduction of two employees responsible for sales and the manager of the Cooking School during the quarter ended March 31, 2005.

For the quarter ended March 31, 2005, we recorded a net loss of $793,164 compared to a net loss of $109,106 for the three months ended March 31, 2004. The loss results primarily from consulting impairment and operating expenses.

For the three months ended March 31, 2005, we recorded a net loss per share of $0.03 compared to a zero net loss per share for March 31, 2004.

THE NINE MONTH PERIOD ENDED MARCH 31, 2005 AS COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 2004

Our revenues for the nine months ended March 31, 2005 were $193,183 compared to $185,682 for the nine months ending March 31, 2004. Revenues increased due to increased sales follow-up, publicity, expansion of our website, and website marketing.

Our Cost of Sales for the nine months ended March 31, 2005 was $56,680 compared to $69,498 for the nine months ended March 31, 2004. The higher cost of sales in 2004 was due primarily to higher discounts used to secure sales and lower revenue in 2004.

Our general and administrative expenses were $1,480,694 for the nine months ended March 31, 2005, compared to $403,656 for the nine months ended March 31, 2004. The increase in expenses was primarily due to an increase in occupancy costs, consulting, payroll, impairment expenses, depreciation and amortization expenses. While our costs have increased, we have not been able to develop additional products or increased sales due to lack of funding for marketing projects.

We had a net operating loss of $1,344,461 for the nine months ended March 31, 2005 compared to $287,472 for the nine months ended March 31, 2004. The increased loss is due to the establishment of a corporate office, increased payroll, consulting and increased depreciation and the sales programs not being in place yet due to lack of funding.

For the nine months ended March 31, 2005, we recorded a net loss per share of $0.06 compared to a net loss per share of $0.01 for the nine months ended March 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2005 our liabilities were $634,679 and our assets were $199,938. For the quarter ended March 31, 2005, we recorded a net loss of $793,164. Currently, to conserve capital, we have taken active steps to reduce costs including lowering our headcount and reducing lease expenses. Additionally, we are seeking to increase sales by diverting our resources to marketing efforts. Based on our current operations, without additional funding, we believe we have sufficient cash to continue our business for three to six months. As a result, we are actively seeking financing. We have entered into an Investment Agreement with Dutchess Private Equities Fund, II, L.P., also referred to as an Equity Line of Credit. We will only be able to access funds pursuant to the Equity Line when we meet certain criteria, including having a registration statement declared effective by the Securities and Exchange Commission. As of May 24, 2005, we have a registration on file with the Securities and Exchange Commission. The Securities and Exchange Commission has not declared the registration statement effective. It is possible that the registration statement will not become effective and we will not be able to access the Equity Line of Credit.

We are seeking funds from private investments, however, we currently have no financing arrangements and new capital may not be available to us on terms satisfactory to us. The failure to obtain adequate additional financing may require us to further curtail or scale back some or all of our current operations, and delay or eliminate our ability to introduce proposed new products and services. We may be required to cease operations entirely in the event that we do not generate sufficient funds from operations and investment to cover our short term capital needs including contractual obligations due in less than one year. Any additional equity financing may involve substantial dilution to our current shareholders.

Agreements  with  21st  Century  Technologies,  Inc.

21st Century Technologies, Inc., a business development company, has provided us with funding pursuant to several agreements.

During the quarter ended March 31, 2004, 21st Century Technologies, Inc. contributed $150,000 to our capital.

On April 23, 2004, we entered into a Warrant Agreement with 21st Century Technologies Inc. to advance up to $200,000. We agreed to issue one warrant for each dollar advanced. The warrants do not have an exercise price. Each warrant converts into our unrestricted common stock six months after the date of issuance. The number of shares which shall be issued per warrant is determined by the following formula:

                                        1
                              -------------------
                               Share price as of
                                conversion date


The resulting value shall then be multiplied by 3 to determine the number of unrestricted shares to be issued per warrant upon the event of exercise.

The Warrant Agreement was amended on September 15, 2004 to reflect an expiration date of three years from the date of issuance and to add a provision that no additional stock, warrant, or options be issued without the approval of 21st Century in writing for a period of one year, and to change the multiplier factor to 4 rather than 3.

In  addition, we have the following arrangements with affiliates of 21st Century
Technologies:

In October 2003 we issued a promissory note in the amount of $50,000 to James Terrell. Such note provides 6% interest and is payable on demand or, if no demand is made, six months from the date of the note. As of March 31, 2005, the note has not been paid.

On March 10, 2004, we entered into a Loan Agreement with Arland Dunn to borrow $10,000. The loan bears an interest rate of 10% per annum and can be repaid with 1,000,000 shares of common stock upon demand of the lender or $10,000 in cash plus accrued interest.

In March 2005, 21st Century demanded that we issue warrants for 30,000,000 shares of our common stock pursuant to the Warrant Agreement. We did not issue the shares at that time due to a disagreement in the calculation of the number of shares and other terms in the Warrant Agreement. On May 4, 2005, a letter was issued from the law offices of Dominic P. Gentile, Ltd. stating that we were in default of the Warrant Agreement, as amended. The letter stated that we owed 21st Century $3.1 million in cash. The letter does not expressly threaten litigation, however we believe that is a possible outcome. We are currently attempting to negotiate a settlement with 21st Century. However, if we can not reach a settlement, it is possible that there may be lengthy and expensive litigation. Litigation will also require time from management that will not be directed toward the Company. Additionally, should the outcome require a cash payment, it is possible we will not have sufficient cash to fund the settlement. This matter is currently too preliminary for us to predict an outcome.

Equity  Line  of  Credit

We  have  entered  into  an  Investment Agreement with Dutchess Private Equities
Fund, II, L.P., also referred to as an Equity Line of Credit. This agreement provides that, following notice to Dutchess, we may put to Dutchess up to $10 million in shares of our common stock for a purchase price equal to 96% of the lowest bid price of the common stock determined in accordance with the Agreement. The amount that we will be entitled to put to Dutchess in any single transaction pursuant to the Investment Agreement will be equal to, at our election, either: (A) 200% of the average daily volume in the U.S. market of the common stock for the 20 trading days prior to the notice of our put, multiplied by the average of the three daily closing Best Bid prices immediately preceding the date of the put, or (B) $25,000; provided that in no event shall the amount of any single put be more than $1,000,000.

Dutchess  will  only  purchase  shares  when  we  meet the following conditions:

     - a registration statement has been declared effective and remains effective for the resale of the common stock subject to the Equity Line of Credit;

     - our common stock has not been suspended from trading for a period of five consecutive trading days and we have not been notified of any pending or threatened proceeding or other action to delist or suspend our common stock;

     - we have complied with our obligations under the Investment Agreement and the Registration Rights Agreement;

     - no injunction has been issued and remains in force, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or issuance of our common stock;

     - the registration statement does not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading or which would require public disclosure or an update supplement to the prospectus;

     - we have not filed a petition in bankruptcy, either voluntarily or involuntarily, and there shall not have commenced any proceedings under any bankruptcy or insolvency laws.

The  Investment Agreement will terminate when any of the following events occur:

     - Dutchess has purchased an aggregate of $10,000,000 of our common stock;

     - 36 months have elapsed after the SEC declares this registration statement effective;

     -    we  file  or  otherwise  enter  an  order  for  relief  in bankruptcy;
     - trading of our common stock is suspended for a period of 5 consecutive trading days; or

     -    our common stock ceases to be registered under the Securities Exchange
          Act.

As of May 24, 2005, we have a registration statement on file with the Securities and Exchange Commission, however the Registration Statement has not been declared effective.



TRENDS  AND  UNCERTAINITIES


21st Century Technologies, Inc. and its affiliates have advanced us funds for working capital. Some of those funds were documented in a Warrant Agreement, as amended. In March 2005, 21st Century demanded that we issue warrants for 30,000,000 shares of our common stock pursuant to the Warrant Agreement, as amended. We did not issue the shares at that time due to a disagreement in the calculation of the number of shares and interpretation of other terms in the Warrant Agreement. On May 4, 2005, a letter was issued from the law offices of Dominic P. Gentile, Ltd. stating that we were in default of the Warrant Agreement, as amended. The letter stated that we owed 21st Century $3.1 million in cash. The letter does not expressly threaten litigation, however we believe that is a possible outcome. We are currently attempting to negotiate a settlement with 21st Century. However, if we can not reach a settlement, it is possible that there may be lengthy and expensive litigation. Litigation will also require time from management that will not be directed toward the Company. Additionally, should the outcome require a cash payment, it is possible we will not have sufficient cash to fund the settlement. If we can not settle this matter, it is possible our operations will be curtailed. This matter is currently too preliminary for us to predict an outcome.

Our financial statements have been prepared assuming we will continue as a going concern. We have significant present and future working capital demands, which will require substantial equity and debt financing. We have not secured such financing. In the quarter ending March 31, 2005, we reduced our headcount and took other steps to preserve capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We are currently seeking additional financing. We have entered into an Equity Line of Credit with Dutchess Private Equities Fund. However, we may not access that financing until we have a registration statement declared effective by the Securities and Exchange Commission. We currently have a registration statement filed with the Securities and Exchange Commission but we can not predict with accuracy when the Securities and Exchange Commission will declare it effective. It is possible the registration statement will never become effective. Even if we are able to access funds pursuant to the Investment Agreement, the amount we can access is primarily dependent on the trading volume in our common stock. Currently, our common stock trades sporadically. As a result, even if we can access funds from the Investment Agreement, it is unlikely the funds will be sufficient to sustain or grow our business.

We are currently seeking additional funding for the Company, however, if our losses continue and we can not settle our pending and potential litigation, it is possible that we will not find funding on acceptable terms, or at all. If we can not find sufficient funding, we may have to further curtail our operations and our business may fail.

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

INCOME  TAX

We follow Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires the establishment of a deferred tax asset and liability for the recognition of future deductions or taxable amounts and operating loss and tax credit carryforwards. Deferred federal income tax expense or benefit is recognized as a result of the change in the deferred tax asset or liability during the year using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. In determining whether to establish a valuation reserve for its deferred tax loss assets the Company considered its historic lack of substantial taxable profits, its internal projections concerning future taxable operations, the assumptions underlying such projections and the likelihood of achieving such future taxable operations. We determined that there is sufficient uncertainty with respect to our ability to achieve profitable operations in future periods that we cannot justify the recording of an income tax asset and, accordingly, we established a valuation reserve in the full amount of our deferred tax assets.

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

We owe Jane Butel $256,106 for money we borrowed from her. We issued a promissory note payable on July 1, 2007 with interest at 6.97%.

Jane Butel and her spouse have guaranteed $113,250 of our loans from unaffiliated lenders which have been restructured after a default.

We entered into a formal written Employment Agreement with Jane Butel, our President, dated December 23, 2004, which provide for, among other employment benefits, an annual salary of $126,000, and 32,500 shares of Class A Convertible Preferred Stock which is convertible into common stock at a rate of one share of preferred to one hundred shares of common stock, payable quarterly starting January 1, 2005 until 1,000,000 so designated shares is depleted. The agreement commences on January 1, 2005 and is for a ten-year term.

We entered into a formal written Licensing Agreement with Jane Butel, our Chief Executive Officer, dated December 23, 2004, which provide for, among other benefits, the transfer to Jane Butel, as licensee, 650,000 shares of Class A Convertible Preferred Stock. This stock was paid in exchange for an exclusive license to use her name and likeness in association with food products manufactured, distributed, marketed and sold, and services provided by her.

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

ITEM  3.  CONTROLS  AND  PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our Executive and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Executive and Accounting Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.


PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

On March 10, 2005, James Scott Clapp, a former instructor and manager at our cooking school, filed a suit against us in the State of New Mexico, County of Bernalillo, Second Judicial District Court (No. CV-200502007), alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, intentional infliction of emotional distress, and constructive discharge. In summary, the complaint alleges Mr. Clapp was not paid some of the wages and moving expenses he thought he was owed, that he was promised some 10,000 shares of our stock, and that he was tricked out of some or all of these things in an outrageous and malicious fashion. He seeks unspecified compensatory and punitive damages, plus attorney's fees and interest. We dispute the claim and intend to vigorously defend the same. We are also currently in negotiations with Mr. Clapp to settle the claim on mutually acceptable grounds.

On April 1, 2005, Peter H. Rea, a former judge who surrendered and was disbarred in Missouri on January 13, 1999, filed suit against us and Jane Butel personally as well as over a dozen other named entities and up to 130 John Does in the Circuit Court of Taney County, Missouri (Case No. 05AF-CV00292). His suit is styled "A PETITION FOR DAMAGES AND PUNITIVE DAMAGES EXCEEDING $15,000,000." The complaint mentions an action for fraud and deceit, civil conspiracy, tortious destruction of ownership interests in lands, contracts, security interest, breach of contract, and violation of civil rights by the defendants acting in concert. In summary, the complaint seeks to clear the former judge's good name in relation to "the disappearance of funds from the Hedrick Estate," of which he claims he was falsely accused, and he seeks recompense for being tricked into certain loans and investments, the benefits of which he alleges were enjoyed in part by us and others acting in concert. We dispute the claim and intend to vigorously defend the same. Our defense will likely include a denial of any material involvement with or connection with Mr. Rea or any of his interests in
Missouri.    A  motion  for  dismissal  was  filed  May  11,  2005.

21st Century Technologies, Inc. and its affiliates have advanced us funds for working capital. Some of those funds were documented in a Warrant Agreement, as amended. In March 2005, 21st Century demanded that we issue warrants for 30,000,000 shares of our common stock pursuant to the Warrant Agreement. We did not issue the shares at that time due to a disagreement in the calculation of the number of shares and other terms in the Warrant Agreement. On May 4, 2005, a letter was issued from the law offices of Dominic P. Gentile, Ltd. stating that we were in default of the Warrant Agreement, as amended. The letter stated that we owed 21st Century $3.1 million in cash. The letter does not expressly threaten litigation, however we believe that is a possible outcome. We are currently attempting to negotiate a settlement with 21st Century. This matter is currently too preliminary for us to predict an outcome.


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

During the quarter ended March 31, 2005, we issued 715,000 shares of Class A preferred stock to our Chief Executive Officer, Jane Butel, for licensing and services. These shares were valued at $715,000 and included in the statement of operations.

We believe that the foregoing issuances did not require registration under the Securities Act of 1933 pursuant to the exemption form registration under Section 4(2) of the Act. The shareholder had access to all information about the Company, she was advised that the shares were restricted securities and could not be sold without registration under the Act or an exemption from registration and the certificates representing the shares carried a legend restricting transfer without compliance with the Act.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Exhibits
--------

Exhibit  No.     Description
------------     ------------

3.1 Amended and Restated Articles of Incorporation of Earth Labs, Inc., dated October 15, 2002 (included as exhibit 2.1 to the Form SB-2 filed December 29, 2004, and incorporated herein by reference).

3.2 By-Laws of Earth Labs, Inc. (included as exhibit 3.1 to the Form SB-2 filed December 29, 2004, and incorporated herein by reference).

4.1 Share Exchange Agreement between Tex-Mex, Inc. and Earth Labs, Inc., dated July 2002 (included as exhibit 10.1 to the Form 10-SB12G filed November 21, 2002, and incorporated herein by reference).

4.2 Specimen Stock Certificate (included as exhibit 4.1 to the Form SB-2 filed December 29, 2004, and incorporated herein by reference).

4.3 Warrant Agreement between the Company and 21st Century Technologies, Inc., dated April 23, 2004 (included as exhibit 10.1 to the Form 10-QSB filed May 10, 2004, and incorporated herein by reference).

4.4 Letter Agreement between the Company and 21st Century Technologies, Inc., dated September 15, 2004 (included as exhibit 10.5 to the Form 10-KSB filed September 27, 2004, and incorporated herein by reference).

4.5 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated December 23, 2004 (included as exhibit 10.4 to the Form SB-2 filed December 29, 2004, and incorporated herein by reference).

10.1 Indemnification Agreement between Jane Butel, Tex-Mex, Inc., Earth Labs, Inc., Labarbera Venture Capital, C. Rowland Hanson, Health-E, Inc., and J. Scott Briggs, dated August 16, 2002 (included as exhibit 10.2 to the Form 10-SB12G filed November 21, 2002, and incorporated herein by reference).

10.2 Exclusive Distribution Agreement Pecos Valley Spice Co. and Tex-Mex, dated July 15, 2002 (included as exhibit 10.3 to the Form 10-SB12G filed November 21, 2002, and incorporated herein by reference).

10.3 Revised Video Agreement between Tex-Mex, Inc. and Preston-Turri Productions, dated March 27, 2003 (included as exhibit 10.4 to the Form 10-SB12G/A filed April 25, 2003, and incorporated herein by reference).

10.4 Office Lease between the Company and Simms Building, Inc., dated March 1, 2004 (included as exhibit 10.2 to the Form 10-QSB filed May 10, 2004, and incorporated herein by reference).

10.5 2004 Non-Qualified Stock Compensation Plan (included as exhibit 10.1 to the Form S-8 filed October 26, 2004, and incorporated herein by reference).

10.6 Financial Advisory Services Agreement between the Company and Greentree Financial Group, Inc., dated September 27, 2004 (included as exhibit 10.6 to the Form SB-2 filed December 29, 2004, and incorporated herein by reference).

10.7 Employment Agreement between the Company and Jane Butel, dated December 27, 2004 (included as exhibit 10.1 to the Form SB-2 filed December 29, 2004, and incorporated herein by reference).

10.8 Licensing Agreement between the Company and Jane F. Butel, dated December 27, 2004 (included as exhibit 10.2 to the Form SB-2 filed December 29, 2004, and incorporated herein by reference).

10.9 Investment Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated December 23, 2004 (included as exhibit 10.3 to the Form SB-2 filed December 29, 2004, and incorporated herein by reference).

10.10 Placement Agent Agreement between the Company, Legacy Trading Co., LLC, and Dutchess Private Equities Fund, II, LP, dated December 23, 2004
(included as exhibit 10.5 to the Form SB-2 filed December 29, 2004, and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports  on  Form  8-K
----------------------

No  reports  on  Form  8-K  were  filed during the quarter ended March 31, 2005.

                                         SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           JANE  BUTEL  CORPORATION



May  25,  2005                          By:  /s/  JANE  BUTEL
                                           -----------------------
                                           Jane  Butel,  President  (principal
                                           executive  and  accounting  officer)


