Form 10KSB
period 2005-06-30
JANE BUTEL CORP
filed 2005-10-03
CIK 1204853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

       [  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-50104

                             JANE BUTEL CORPORATION
                 (Name of small business issuer in its charter)


            Florida                               65-0327060
 -----------------------------              --------------------
(State  or  Other  Jurisdiction  of           (I.R.S.  Employer
  Incorporation  or  Organization)           Identification  No.)


                       620 North Denning Drive, Suite 100
                              Winter Park, FL 32789
                    (Address of principal executive offices)


                                 (407) 622-5999
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: COMMON
                                      STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).   Yes  [X]  No  [  ]

The  Issuer  had  $221,771  in revenues for the fiscal year ended June 30, 2005.

As of June 30, 2005, the aggregate market value of the Issuer's common stock held by non-affiliates was $2,100,000 (based on the closing price of $0.01 per share of common stock on June 30, 2005 as reported by the Over-the-Counter Bulletin Board).

As of June 30, 2005, we had 252,798 shares of common stock and 715,000 shares of Class A preferred stock outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]



                                TABLE  OF  CONTENTS

PART  I                                                                PAGE  NO.

ITEM  1.     DESCRIPTION OF BUSINESS.                                          1
ITEM  2.     DESCRIPTION OF PROPERTY.                                          3
ITEM  3.     LEGAL PROCEEDINGS.                                                3
ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              3

PART  II

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.         4
ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.        4
ITEM  7.     FINANCIAL STATEMENTS.                                             9
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.                             19
ITEM  8A.    CONTROLS AND PROCEDURES.                                         19
ITEM  8B.    OTHER INFORMATION.                                               19

PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.      20
ITEM  10.    EXECUTIVE COMPENSATION.                                          20
ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                      21
ITEM  12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                  21
ITEM  13.    EXHIBITS.                                                        22
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                          23



                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

Overview

June and July of 2005 was a period of fundamental change for us. In the third quarter, we faced substantial uncertainty. Our liabilities substantially exceeded our assets and we had reduced our headcount as a result of not being able to meet our escalating expenses. Additionally, we were not able to consummate our Investment Agreement with Dutchess Private Equities Fund mainly because the Registration Statement we filed with the Securities and Exchange Commission was not declared effective. We attempted to locate other sources of funds but we were not successful. As a result, we were unable to access external funding and we could not pay our debts.

Additionally, in March 2005, one of our investors, 21st Century, demanded that we issue warrants for 30,000,000 shares of our common stock pursuant to a Warrant Agreement that we had with them. We did not issue the shares at that time due to a disagreement in the calculation of the number of shares and other terms in the Warrant Agreement. On May 4, 2005, a letter was issued from the law offices of Dominic P. Gentile, Ltd. stating that we were in default of the Warrant Agreement, as amended. The letter stated that we owed 21st Century $3.1 million in cash. We attempted to negotiate a settlement with 21st Century but we were not initially successful. However, in June 2005, we were able to negotiate a settlement between our company, Dutchess Private Equities Fund II and 21st Century. With the assistance of Dutchess, we were also able to negotiate settlements for most of our other debts. As part of this process, we agreed to transfer the remaining assets and certain liabilities in our company to Jane Butel, an individual. Additionally, in late June, all of our original board members resigned and they were replaced by Theodore Smith and Doug D'Agata, who are affiliated with Dutchess. In June 2005, Jane Butel resigned as our Chief Executive Officer and Doug D'Agata was appointed Interim Chief Executive Offer. At June 30, 2005, the last day of our fiscal year, we had no operations.


In July 2005, subsequent to the end of our fiscal year, we entered into an Agreement and Plan of Reorganization with Bootie Beer, the owners of the outstanding pre-merger shares of common stock of Bootie Beer, and Dutchess Advisors, LLC. As a result of this agreement, we merged with Bootie Beer Company, a Florida corporation.

History

We incorporated in the State of Florida in April 1992 under the name Institute for Strategic Business Development, Inc. to engage in the business of providing business consulting, planning and counseling services to small and medium sized businesses and as a resource center for business consultants. In December 1996, we acquired Earth Labs, Inc., a health and beauty aid company, and changed our name to Earth Labs, Inc. in January 1997. We cancelled the acquisition of this company later in 1997 with the consent of the shareholders of this company and the shares we issued were returned and cancelled. In January 1999, we acquired a majority interest in U'i Hawaii, Inc., a Hawaii corporation, which was seeking to develop a line of skin care products. This company was unable to bring any products to market due to insufficient working capital. We sold this company in 2002. In September 2002, we acquired Tex-Mex, Inc., a New Mexico corporation. In October 2002, we changed our name to Jane Butel Corporation. In June 2005, our liabilities substantially exceeded our assets and our primary investor demanded repayment pursuant to a Warrant Agreement that we had with them. We were unable to continue our business and, as a result, entered into a series of transactions to settle our debts. Additionally, as part of those agreements, we transferred our remaining assets and certain liabilities to Jane Butel, an individual. In July 2005, subsequent to the end of our fiscal year, we entered into an Agreement and Plan of Reorganization with Bootie Beer, the owners of the outstanding pre-merger shares of common stock of Bootie Beer, and Dutchess Advisors, LLC. As a result of this agreement, we merged with Bootie Beer Company, a Florida corporation.

Our Discontinued Business

At June 30, 2005, we had no operations. In the fourth quarter, our major source of revenue was from our cooking school. The sale of books, videos, and food products accounted for a small portion of our revenue. We did not receive any revenues from syndication or licensing rights for broadcast of our television series.

The Jane Butel Southwestern Cooking School has a variety of programs to teach Southwestern cuisine preparation. The cooking school is located in the La Posada Hotel in Albuquerque, New Mexico, which has been designated as a National Historic Landmark. We also use our cooking school location as the production studio for our television programs. The following table sets forth the fees for the major programs that the school offers:



Course                        Days              Tuition
______                        ____              _______

Full Participation week long    5               $2100, includes 5 nights lodging
based on double occupancy

Full Participation weekend      3               $1100, includes 3 nights lodging
based on double occupancy

Day class                       1               $350
week long or weekend

Full participation session      1               $150

Demonstration classes           1               $40 to $55, depending on class


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

Retail  sales

Jane Butel has authored 16 books on Southwestern cooking which are available for sale at our cooking school and our website. We purchased these books at author's discount from the publishers who are unaffiliated with Jane Butel Corporation. The retail area at the cooking school features pure Pecos Valley Spice Co., chilies, herbs, spices, corn products, and hard-to-find equipment and gadgets for Southwestern cooking. Native pottery, Southwestern serving dishes and ready to eat items such as salsas are also stocked, as well as the Jane Butel videos. Also, we sold our food products, cookbooks and cooking videos at our website www.janebutel.com and www.pecosvalley.com.

Jane  Butel  Cooking  Videos

We have produced and offered for sale 12 videos each of which features preparation of Southwestern traditional menus. Information about Southwestern culture and history is presented along with preparation of the featured recipes. Each video is sold for $19.95 and the entire video collection is available for $199.95. They can be purchased at the school or on our web site. We pay the production company 10% of our revenues from sales of the videos until we have paid a total of $12,000.

The Company sold all assets and rights to the videos on June 21, 2005, to Jane Butel, an individual. As such, the videos, and all related accumulated amortization were written-off on June 21, 2005 as part of the sale of these assets.

EMPLOYEES

On June 30, 2005, we had an Interim Chief Executive Officer and no other employees.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

In March 2004, we entered into a three year lease with the Simms building for corporate office space. The space consists of 3,684 square feet at $4,500 per month. At June 30, 2005, we had entered into negotiations to terminate the lease early. Currently, we have settled the lease and entered into a payment plan with the landlord for a percentage of the remaining amount due on the lease.

ITEM  3.  LEGAL  PROCEEDINGS.

On March 10, 2005, James Scott Clapp, a former instructor and manager at our cooking school, filed a suit against us in the State of New Mexico, County of Bernalillo, Second Judicial District Court (No. CV-200502007), alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, intentional infliction of emotional distress, and constructive discharge. In summary, the complaint alleges Mr. Clapp was not paid some of the wages and moving expenses he thought he was owed, that he was promised some 10,000 shares of our stock, and that he was tricked out of some or all of these things in an outrageous and malicious fashion. He seeks unspecified compensatory and punitive damages, plus attorney's fees and interest. We dispute the claim, however, we are currently in negotiations with Mr. Clapp to settle the claim on mutually acceptable grounds.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of security holders during the period covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
Shareholders

As of June 30, 3005, there were approximately 90 holders of record of our common stock.

Dividend  Policy

We have never declared a cash dividend on our common stock and we do not anticipate that we will pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, and individual. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion. The debenture is only convertible at 1/24th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 10, 2008. Currently the balance on the debenture is $231,105.

On June 16, 2005, we issued convertible debentures of $66,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 16, 2008. On June 21, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion. The debenture is only convertible at 1/12th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 21, 2008.

On June 21, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the closing bid price on the day of conversion. The debenture is only convertible at 1/12th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 21, 2008.

Common  Equity

Our common stock began trading over the counter on July 14, 2004 and is quoted on the OTC Bulletin Board under the symbol "JNBU".

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Financial Statements and related notes thereto appearing elsewhere.

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  MATTERS

This report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are those statements that are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words "believe,", "anticipate," "estimate," "intend," "expect," and words of similar import, constitute forward-looking statements.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors. You should not place undue reliance on these forward-looking statements. We do not intend to update any forward-looking statements as a result of new information, future events or developments, except as required by law.


OVERVIEW

June and July of 2005 was a period of fundamental change for us. In the third quarter, we faced substantial uncertainty. Our liabilities substantially exceeded our assets and we had reduced our headcount as a result of not being able to meet our escalating expenses. Additionally, we were not able to consummate our Investment Agreement with Dutchess Private Equities Fund mainly because the Registration Statement we filed with the Securities and Exchange Commission was not declared effective. We attempted to locate other sources of funds but we were not successful. As a result, we were unable to access external funding and we could not pay our debts, and therefore discontinued our operations.

Additionally, in March 2005, one of our investors, 21st Century, demanded that we issue warrants for 30,000,000 shares of our common stock pursuant to a Warrant Agreement that we had with them. We did not issue the shares at that time due to a disagreement in the calculation of the number of shares and other terms in the Warrant Agreement. On May 4, 2005, a letter was issued from the law offices of Dominic P. Gentile, Ltd. stating that we were in default of the Warrant Agreement, as amended. The letter stated that we owed 21st Century $3.1 million in cash. We attempted to negotiate a settlement with 21st Century but we were not initially successful. However, in June 2005, we were able to negotiate a settlement between our company, Dutchess Private Equities Fund II and 21st Century. With the assistance of Dutchess, we were also able to negotiate settlements for most of our other debts. As part of this process, we agreed to transfer the remaining assets and certain liabilities in our company to Jane Butel, an individual. Additionally, in late June, all of our original board members resigned and they were replaced by Theodore Smith and Doug D'Agata, who are affiliated with Dutchess. In June 2005, Jane Butel resigned as our Chief Executive Officer and Doug D'Agata was appointed Interim Chief Executive Offer. At June 30, 2005, the last day of our fiscal year, we had no operations.

In July 2005, subsequent to the end of our fiscal year, we entered into an Agreement and Plan of Reorganization with Bootie Beer, the owners of the outstanding pre-merger shares of common stock of Bootie Beer, and Dutchess Advisors, LLC. As a result of this agreement, we merged with Bootie Beer Company, a Florida corporation.

CRITICAL  ACCOUNTING  POLICIES
------------------------------
We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.
Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to revenue recognition, the provision for uncollectible accounts receivable, property and equipment, advertising and issuance of shares for service.

Revenue  Recognition
--------------------
We recognize income when the products are shipped, and when the service is provided. We apply the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed, or determinable, the delivery is completed and collectibility is reasonably assured. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within management's expectations.

Allowance  for  Doubtful  Accounts
----------------------------------
We estimate the likelihood of customer payment based principally on a customer's credit history and our general credit experience. To the extent our estimates differ materially from actual results, the timing and amount of revenues recognized or bad debt expense recorded may be materially misstated during a reporting period.

Property  and  Equipment
------------------------
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. computers (5 years), software (3 years), office equipment and furniture (3-7 years). Leasehold improvements are amortized over the remaining lease term at the date of installation. Expenditures for maintenance and repairs are charged to expense as incurred.

Advertising  Costs
------------------
We  expense  advertising  costs  as  incurred.

Stock-based  Compensation
-------------------------
We account for the issuance of our common stock or other equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Discontinued Operations
-------------------------

In 2005, we determined to discontinue our existing operations, and to sell the assets to Jane Butel. On June 21, 2005, we completed the sale of our assets for total cash proceeds of $500. The assets sold consisted primarily of accounts receivable, inventories, property and equipment, and other assets. The buyer also assumed certain accounts payable and accrued liabilities. In 2005, we recognized a loss on disposal of $170,045 on the sale of these assets.


Reclassifications of Prior Period Amounts
-----------------------------------------

Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

During the year ended June 30, 2005, the Company changed the presentation of amounts which had been previously reported in 2004 as contributions to capital ($200,000) and warrants issued ($103,081) to long-term debt ($303,108).

Going  Concern
--------------
Our audited financial statements for the twelve months ended June 30, 2005, reflect a net loss of ($1,453,835) and negative cash flows from operations of ($429,176). These conditions indicate a need to acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by issuing convertible debentures and anticipate that we will continue to be able to do so in the foreseeable future. We believe this will generate the additional cash required to fund our operations and allow us to meet our obligations.

YEAR ENDED JUNE 30, 2005 AS COMPARED TO YEAR ENDED JUNE 30, 2004 NET REVENUES FOR DISCONTINUED OPERATIONS

Net revenues for the year ended June 30, 2005 were $221,771 compared to $189,237 for the year ended June 30, 2004. The slight increase in revenue is due to an increase in book sales for the year. In the fourth quarter, our major source of revenue was from our cooking school. The sale of books, videos, and food products accountant for a small portion of our revenue. We did not receive any revenues from syndication or licensing rights for broadcast of our television series. At June 30, 2005, we transferred or sold all of our assets.

OPERATING  EXPENSES

Operating Expenses for the year ended June 30, 2005 were $1,324,120 compared to $525,287 for the year ended June 30, 2004. The increase was due in large part to an increase in officer compensation of $536,250. At June 30, 2005, we had only one employee, our Interim Chief Executive Officer. Our Interim Chief Executive Officer did not receive compensation during his tenure.

NET  LOSS

Net Loss for the year ended June 30, 2005 was ($1,453,835) compared to ($460,615) for the year ended June 30, 2004 due to increased Operating Expenses discussed above.

BASIC  AND  DILUTED  LOSS  PER  SHARE

Our basic and diluted loss per share for the year ended June 30, 2005 was ($6.04) compared to ($2.03) for the year ended June 30, 2004. The increase is due to the increase in officer compensation during 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2005, our total current assets were $7,115 and our total current liabilities were $181,455. Our Stockholder's Equity (Deficit) at June 30, 2005 was ($1,315,541).

As of June 30, 2005, we had debt of $1,141,201. We make annual or semi-annual interest payments on the debt under our convertible notes, which are due in 2008. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our debt, we will be in default.

FINANCING  ACTIVITIES

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, an individual. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the closing bid price on the day of conversion. The debenture is only convertible at 1/24th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 10, 2008.

On June 16, 2005, we issued convertible debentures of $66,000 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debentures can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $92 was recorded and included in interest expense for the three months ended June 30, 2005. The debentures are payable on June 16, 2010.

On June 21, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the closing bid price on the day of conversion. The debenture is only convertible at 1/12th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 21, 2008.

                                  RISK FACTORS

WE EXPERIENCED A FUNDAMENTAL CHANGE IN OUR OPERATIONS AND WE MAY NOT BE ABLE TO EXECUTE OUR NEW BUSINESS PLAN.

At June 30, 2005, which is the end of our fiscal year, we had sold or transferred all of our assets and operations. In July 2005, subsequent to the end of our fiscal year, we entered into an Agreement and Plan of Reorganization with Bootie Beer, the owners of the outstanding pre-merger shares of common stock of Bootie Beer, and Dutchess Advisors, LLC. As a result of this agreement, we merged with Bootie Beer Company, a Florida corporation. We may not be able to successfully execute our business plan with Bootie Beer.

BECAUSE WE HAVE HAD A FUNDAMENTAL CHANGE IN OUR BUSINESS, OUR EARNINGS AND OPERATIONS WILL FLUCTUATE SIGNIFICANTLY AND OUR STOCK PRICE MAY DECLINE.

During the fourth quarter, we sold or transferred substantially all of our assets. In the subsequent quarter, we merged with Bootie Beer. As part of these transactions, we restructured our debt. Additionally, our revenues, if any, will come from substantially different operations than we have had in the past. Given these fundamental changes in our finances and operations, our quarterly financial reports will most likely reflect substantial fluctuations. These fluctuations may prevent us from attracting new investors and shareholders. Additionally, our past financial and operational results can not be used to predict our future results. As a result, our stock price may remain low or even decrease.

WE HAVE SUBSTANTIAL AMOUNTS OF DEBT WHICH MAY PREVENT US FROM RAISING FUNDS OR FROM REACTING TO CHANGES IN OUR BUSINESS.

As of June 30, 2005, we had outstanding debt of $1,141,201. We must make annual or semi-annual interest payments on our convertible notes, which are due in 2008. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

INSIDERS AND AFFILIATES WILL HAVE CONTROL OVER OUR POLICIES AND AFFAIRS FOR THE FORESEEABLE FUTURE AND THESE STOCKHOLDERS MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

Our officers, directors and affiliates own a majority interest in our stock. These shareholders will continue to control our policies and affairs and all corporate actions requiring shareholder approval, including election of directors for the foreseeable future. Additionally, these holdings may delay, deter or prevent transactions, such as mergers or tender offers, that would otherwise benefit investors.

"PENNY  STOCK"  RULES  MAY  MAKE  BUYING  OR  SELLING  OUR SECURITIES DIFFICULT.

Trading in our securities is subject to the Securities and Exchange Commission's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

OUR SECURITIES HAVE BEEN THINLY TRADED ON THE OVER-THE-COUNTER BULLETIN BOARD, WHICH MAY NOT PROVIDE LIQUIDITY FOR OUR INVESTORS.

Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

INVESTORS MUST CONTACT A BROKER-DEALER TO TRADE OVER-THE-COUNTER BULLETIN BOARD SECURITIES. AS A RESULT, YOU MAY NOT BE ABLE TO BUY OR SELL OUR SECURITIES AT THE TIMES THAT YOU MAY WISH.

Even though our securities are quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders an order to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE; THEREFORE, YOU MAY NEVER SEE A RETURN ON YOUR INVESTMENT.

We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors.

ITEM  7.  FINANCIAL  STATEMENTS.

                             JANE BUTEL CORPORATION
                                  June 30, 2005

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

JASPERS  +  HALL,  PC
CERTIFIED  PUBLIC  ACCOUNTANTS
------------------------------
9175  Kenyon  Avenue,  Suite  100
Denver,  CO  80237
303-796-0099

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jane Butel Corporation

We have audited the accompanying consolidated balance sheet of Jane Butel Corporation as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) in accordance with auditing standard No. 1 of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jane Butel Corporation, at June 30, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended June 30, 2004, were audited by other accountants, whose report dated August 20, 2004 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and its difficulties in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Jaspers  +  Hall,  PC
--------------------------
Jaspers  +  Hall,  PC
Denver,  Colorado
September  29,  2005




                             JANE BUTEL CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2005 and 2004

                                                              2005             2004
                                                            _________        _________

                                   A S S E T S

CURRENT ASSETS
    Cash                                                    $  7,115         $       -
    Inventory                                                      -            17,456
    Accounts Receivable net of allowance for bad debt              -            13,889
                                                            _________        _________
          Total Current Assets                                 7,115            31,345

FIXED ASSETS
    Equipment                                                      -           144,225
    Leasehold Improvements                                         -            97,159
    Accumulated Depreciation                                       -          (209,015)
                                                            _________        _________
          Total Fixed Assets                                        -           32,369

OTHER ASSETS
    Television Film Costs                                          -           170,633
    Websites, net of amortization                                  -            22,178
    Other Assets                                                   -             5,900
    Videos, net of amortization                                    -            41,715
                                                            _________           ______
          Total Other Assets                                   7,115           240,426
                                                            _________        _________
          Total Assets                                      $  7,115         $ 304,140
                                                            =========        =========

                              L I A B I L I T I E S

CURRENT LIABILITIES
    Cash Overdraft                                          $      -         $     636
    Accounts Payable                                          92,665            77,511
    Deferred Income                                                -            45,257
    Other Current Liabilities                                 88,789            26,048
    Notes Payable                                                  -            91,000
    Accrued Settlements Payable                                    -            13,600
                                                            _________        _________
          Total Current Liabilities                          181,455           254,052

LONG-TERM LIABILITIES
    Notes Payable                                            910,096           421,425
    Notes Payable - Related Party                            231,105           240,850
                                                            _________        _________
          Total Long-Term Liabilities                       1,141,201          662,275

                                                            _________        _________
          Total Liabilities                                 1,322,656          916,327

    Commitments and Contingencies

                      S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock                                               715,000                -
    2,500,000 authorized shares, $1.00 par value, 715,000
    shares issued and outstanding
Common Stock                                                      253              227
    20,000,000 authorized shares, $.001 par value
    252,798 and 227,235 shares issued and outstanding

Additional Paid-in-Capital                                    110,417           74,962
Accumulated Deficit                                        (2,141,211)        (687,376)
                                                            _________        _________
          Total Stockholders' Equity (Deficit)             (1,315,541)        (612,187)
                                                            _________        _________
          Total Liabilities and Stockholders' Equity        $   7,115        $ 304,140
                                                            =========        =========


The accompanying notes are integral part of the consolidated financial statements.

                             JANE BUTEL CORPORATION

                             CONSOLIDATED STATEMENT OF OPERATIONS


                                               For the Year Ended June 30,
                                              ______________________________
                                                 2005               2004
                                              ___________        ___________

REVENUES FROM DISCONTINUED OPERATIONS          $  221,771          $ 189,237
COST OF SALES                                     111,521            111,749
                                              ___________        ___________
          Gross Profit                            110,250          $  77,488
EXPENSES:
     Salaries                                     275,990            163,315
     Rent                                          72,886             42,680
     Professional Fees                             42,403             51,002
     Depreciation and Amortization Expense         37,961            117,410
     Impairment Loss                               12,515             17,878
     Officer Compensation                         536,250                  -
     Consulting Fees                              154,031                  -
     Other Operating Expenses                     192,084            133,002
                                              ___________        ___________
          Total Expenses                        1,324,120            525,287

          Net Loss from Discontinued Operations(1,213,870)        $ (447,799)

OTHER INCOME AND EXPENSES:
          Barter Revenue                                -           $ 16,656
          Loss on sale of assets                 (170,045)                 -
          Interest Expense                        (69,920)           (29,472)
                                              ___________        ___________
          Total Other Income and Expenses        (239,965)         $ (12,816)

          Net loss from discontinued
           operations before taxes             (1,453,835)        $ (460,615)
                                              ===========         ===========
PROVISION FOR INCOME TAXES:

     Income Tax Benefit/(Expense)                       -                  -
                                              ___________         ___________
          Net Loss                             (1,453,835)        $ (460,615)


Basic Loss Per Common Share                         (6.04)             (2.03)
                                              ___________         ___________
Diluted Loss Per Common Share                       (6.04)             (2.03)
                                              ___________        ___________

Weighted Average number of Common Shares          240,602            226,708
     used in basic per share calculations     ===========         ===========


The accompanying notes are integral part of the consolidated financial statements.

                             JANE BUTEL CORPORATION

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                             Preferred Stock                            $.001 par value      Paid-In       Deficit   Stockholders'
                        Shares        $1 par value         Shares         Common Stock       Capital      Accumulated   Equity
                      __________       ___________        ________        ___________     _____________  ___________  _____________


Balance, June 30, 2001       -0-              $-0-          218,235           $   218          7,782          (71,130)     (63,130)
                      ==========       ===========       ==========          ========         ========      =========    ==========

Issuance of Shares                                            1,000                 1          61,488              -        61,489
for Services

Net Income  (Loss)                                                                                            11,972        11,972
                      __________      ____________       __________          ________         ________     _________    __________
Balance, June 30 2002        -0-              $-0-          219,235           $   219          69,270     $ (59,158)   $   10,331
                      ==========      ============       ==========          ========         ========     =========    ==========
Stock Issued                                                  7,000                 7             693                          700

Net Loss                                                                                                    (167,603)     (167,603)
                      __________      ____________       __________          ________         ________     _________    __________
Balance, June 30 2003        -0-              $-0-          226,235           $   226         $ 69,963     $(226,761)   $ (156,572)
                      ==========      ============       ==========          ========         ========     =========    ==========

Stock Issued                                                  1,000                 1            4,999                       5,000

Net Loss                                                                                                    (460,615)     (460,615)
                      __________      ____________       __________          ________         ________      _________    __________
Balance, June 30 2004        -0-              $-0-          227,235          $    227         $ 74,962     $(687,376)   $ (612,187)
                      ==========      ============       ==========          ========         ========      =========    ==========

Issuance of Common Stock for
Consulting Services                                          19,038                19          152,127                     154,031

Issuance of Common Stock for
Director's Fees                                                  20                 1            1,199                       1,200

Issuance of Preferred
Stock For Officer
Compensation            715,000          $715,000                                             (178,750)                    536,250

Issuance of Common Stock                                      6,325                 6           42,494                      42,500
for Cash

Beneficial Conversion                                                                           16,500                      16,500
Feature Expense

Net Loss                                                                                                  (1,453,835)   (1,453,835)
                      _________      ____________       ___________          _________        _________   ___________    __________
Balance, June 30 2005   715,000          $715,000           252,798           $    253       $ 110,417   $(2,141,211)  $(1,315,541)
                      =========      ============       ===========          =========        =========   ===========    ==========


The accompanying notes are integral part of the consolidated financial statements.

                             JANE BUTEL CORPORATION

                             CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        For the Year Ended June 30,
                                                                      _______________________________
                                                                          2005                 2004
                                                                       __________          __________

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                                           (1,453,835)       $ (460,615)
    Adjustments to reconcile net loss to net cash used
     In operating activities:
           Depreciation and Amortization                                   37,961           113,540
           Officer Compensation                                           536,250               -0-
           Loss on disposal of fixed assets                               212,516               -0-
           Beneficial Conversion Feature                                   16,500               -0-
           Impairment Loss                                                 12,515            17,878
           Stock Issued for Services                                      155,231             5,000
    Changes in operating assets and liabilities:
           (Increase)/Decrease Account Receivable                          13,889            (8,733)
           (Increase)/Decrease Account Receivable Related Party               -0-            12,894
           Increase/(Decrease) in Inventory                               (41,680)             9,587
           (Increase)/Decrease Prepaid Expenses                               -0-             (5,900)
           Television Film Costs                                              -0-                  -
           Deferred Revenue                                                   -0-             28,601
           Increase/(Decrease) Accounts Payable                            58,077              4,765
           Increase/(Decrease) Deferred income                            (25,741)                 -
           Increase/(Decrease) Accrued Settlements Payable                (13,600)           (16,599)
           Increase/(Decrease)  in Other Current Liabilities               62,741            (26,114)
                                                                         __________       __________
           Total Adjustments                                             1,024,659           134,919
                                                                         __________       __________
Net Cash Used in Operating Activities                                     (429,176)       $ (325,696)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Received for Sale of Assets                                          500                  -
    Capital Expenditures                                                      -0-            (30,130)
                                                                        __________        __________
Net Cash Provided By Investing Activities                                     500         $  (30,130)


CASH FLOWS FROM FINANCING ACTIVITIES:

    Note Payable                                                          419,671           348,780
    Notes Payable Related Parties                                              -              8,647
    Contributions to capital                                               42,500                 -
    Payments on Notes Payable                                             (25,744)                -
                                                                       __________         __________
Net Cash Provided from Financing Activities                               351,427        $  354,179
                                                                       __________         __________
Net Increase (Decrease) in Cash                                             7,115        $   (1,647)

Cash Balance,  Begin Period                                                  (636)            1,011
                                                                       __________        __________
Cash Balance,  End Period                                                   7,115        $     (636)
                                                                       ==========        ==========

Supplemental Disclosures:
    Cash Paid for interest                                                  $   -        $   13,787
    Cash Paid for income taxes                                              $   -        $        -

Non Cash Transactions:
    Barter Revenue                                                          $   -            16,656
    Stock Issued for Services                                             155,231               700
    Stock Issued for Officer Compensation                                 536,250        $   17,356


The accompanying notes are integral part of the consolidated financial statements.


                             JANE BUTEL CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2005 AND 2004

FOOTNOTE 1- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------
Jane Butel Corporation ("the Company") (formerly Earth Labs Inc.) was incorporated under the laws of the State of Florida in April 1992 as the Institute for Strategic Business Development, Inc. for the purpose of promoting and carrying on any lawful business for which a corporation may be incorporated under the laws of the State of Florida. The Company has a total of 202,500,000 authorized shares with a par value of $.001 per share and with 252,798 common shares issued and outstanding as of June 30, 2005. The Company has designated 2,500,000 as preferred stock and 200,000,000 as common stock. There are 715,000 shares of preferred stock outstanding with a par value of $1.00 as of June 30, 2005. The Company's fiscal year end is June 30.

GOING CONCERN
---------------------
The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

Our audited financial statements for the twelve months ended June 30, 2005, reflect a net loss of ($1,453,835) and negative cash flows from operations of ($429,726). These conditions indicate a need to acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by issuing convertible debentures and anticipate that we will continue to be able to do so in the foreseeable future. Additionally, we are currently raising capital by issuing convertible debentures and plan to raise money through our Equity Line of Credit. We believe this will generate the additional cash required to fund our operations and allow us to meet our obligations.

USE  OF  ESTIMATES
------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tex-Mex, Inc. All significant inter-company transactions have been eliminated in consolidation.

CASH  AND  CASH  EQUIVALENTS
----------------------------
The Company considers all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

ACCOUNTS  RECEIVABLE
--------------------
The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectibility of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

PROPERTY  &  EQUIPMENT
----------------------
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Inventories consist of a variety of wholesale goods purchase for individual resale and are stated at the lower of coast, determine by the first-in, first out ("FIFO") method, or market.

IMPAIRMENT  OF  LONG-LIVED  ASSETS
----------------------------------
The Company follows Statement of Financial Accounting Statements (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets. The Statement requires that an impairment loss be recognized when the carrying value of long lived assets (asset group) exceeds its fair value for long-lived assets, liabilities and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 144, the Company considered long-lived assets consisting primarily of property and equipment and note receivable, website, videos, and other assets. The Company has adopted its impairment and amortization policy based on SOP 00-2 and has estimated the ultimate revenue based upon cooking club video sales for a five year period to be approximately six hundred and eighty-nine thousand dollars ($689,238 i.e. the net present value discounted at 15% for future cash flows). The ratio of actual sales to the ultimate estimated revenue will then be applied to the unamortized balance of video costs. If actual sales fall below expected amounts, the Company will adjust the amount of amortized video expense meet the 80% requirement as specified in SOP 00-2. Management abandoned the cooking school operations in June 2005, and has elected to record an impairment loss of $12,515 for certain assets of the cooking school. A majority of the assets of the Company were sold to Jane Butel, an individual, on June 21, 2005, in accordance with the asset purchase agreement executed and outlined in Footnote 7.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------
The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2005 and June 30, 2004, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

TELEVISION  FILM  COSTS
-----------------------
The Company incurred costs in the production and the development of a television series. These costs, including costs of production, have been capitalized in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Films." These capitalized costs are amortized using the individual film forecast method whereby capitalized costs are amortized in the proportion that the current year's revenues from the series bears to management's estimated revenues to be received from all sources for the series. The Company had been using these television series masters for a public television series as well as airing on America One. The Contract for PBS was signed in April 2002 for a three year period and started running on public television stations September 7, 2002. The Company will track sales from the television series of books and other items. The America One Contract began on December 1, 2001 and extends for two years. Revenue and costs forecasts for television series are regularly reviewed by management and revised when warranted by changing market conditions. Unamortized production costs are compared to fair value for each reporting period. If estimated gross revenue is not sufficient to recover the unamortized production costs, the unamortized production costs are written down to their fair values. Amortization expenses have been recorded since the series began airing in September 2002. Accordingly, these costs will be amortized in related future periods with revenues that are generated in accordance with SOP 00-2. Since the current contract for exhibition with PBS is for three years, management's estimate of ultimate revenues (which represents the net present value of the ultimate revenues ) is based upon a three year forecast of the book sales, and other sales (i.e. classes, spices and pantry items,) attributable to the series. The ratio of increased sales to management's estimate of ultimate revenues will be applied to the remaining unamortized TV series production costs. The Company sold all assets and rights to the television series on June 21, 2005, to Jane Butel, an individual. As such, the television film costs capitalized in prior years, and all related accumulated amortization were written-off on June 21, 2005 as part of the sale of these assets.

VIDEOS
------
The Company capitalized costs associated with the production of 12 cooking videos averaging 40 minutes in length and has amortized these costs using the individual film forecast method whereby expense is recognized in proportion to the current years in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Films". The Company sold all assets and rights to the videos on June 21, 2005, to Jane Butel, an individual. As such, the videos, and all related accumulated amortization were written-off on June 21, 2005 as part of the sale of these assets.

WEBSITE  AND  BARTERING  TRANSACTIONS
-------------------------------------
In August 2000, the Company entered into an agreement with an unrelated contractor under which the Company received web site development services in exchange for the Company running promotional mentions on its America One television series. A total of $0 and $16,656 is being recognized as other income in the section of the Statement of Operations for the period ended June 30, 2005 and 2004, respectively. The Company amortized $0 and $26,074 of the website cost in fiscal 2005 and 2004. The Company sold all assets and rights to the videos on June 21, 2005, to Jane Butel, an individual. As such, the videos, and all related accumulated amortization were written-off on June 21, 2005 as part of the sale of these assets.

REVENUE  RECOGNITION
--------------------
We recognize income when the products are shipped, and when the service is provided. We apply the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed, or determinable, the delivery is completed and collectibility is reasonably assured. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within management's expectations.

The major sources of revenue for 2005 and 2004 were the three and five day cooking school programs. The Company requires an advance registration and payment prior to the start of the school. If the student wants to cancel the school then a $150 cancellation fee is charged. The Company records the payment received in advance as deferred revenue until the classes are held. As of June 21, 2005, the assets, rights to operate and deferred revenue/customer deposits were sold by the Company to Jane Butel, an individual.

ADVERTISING  COSTS
------------------
Advertising and promotional activities are expensed when incurred. Total advertising costs for fiscal year 2005 were $9,403.

SHIPPING  COSTS
---------------
Shipping and handling costs are expensed when incurred. Total shipping and handling costs for fiscal year 2005 were $9,830.

INCOME  TAXES
-------------
Deferred income tax assets and liabilities are computed annually for differences between the financial statements and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income.

BASIC  AND  DILUTED  NET  LOSS  PER  SHARE
------------------------------------------
Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For the period ended June 30, 2005, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that year. At June 30, 2005 there were 715,000 shares of preferred stock outstanding which would convert to 71,500,000 common shares which may dilute future earnings per share.

STOCK-BASED  COMPENSATION
-------------------------
The Company has adopted the disclosure provisions only of SFAS No. 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Common stock issued for compensation is accounted for based on the market price of the underlying stock, generally the closing bid price.

DISCONTINUED OPERATIONS
----------------------------

In 2005, the Company determined to discontinue its existing operations, and to sell the assets to Jane Butel. On June 21, 2005, the Company completed the sale of its assets for total cash proceeds of $500. The assets sold consisted primarily of accounts receivable, inventories, property and equipment, and other assets. The buyer also assumed certain accounts payable and accrued liabilities. In 2005, the Company recognized a loss on disposal of $170,045 on the sale of these assets.

OTHER  COMPREHENSIVE  INCOME
----------------------------
Statement of financial accounting standards No. 130, "Reporting Comprehensive Income", (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that is displayed with the same prominence as other financial statements. The Company adopted this standard in 1998.

FOOTNOTE  2  -  INCOME  TAXES



Components for the provision for income tax benefits (expense) are as follows:

                                                                Year Ended June 30,
                                                             ------------------------
                                                            2005                 2004
                                                           ------               ------
Current:
       Federal                                            504,489              149,561
       State                                               66,771               20,728
Valuation Allowance                                      (571,260)            (170,289)


The above provision has been calculated on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates adjusted by a valuation allowance of deferred tax assets bringing the effective rate hereto.

SFAS 109 specifies that deferred tax assets are not to be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax assets will not be realized. The Company considered its historic lack of taxable profits, its internal projections concerning future taxable profits, its assumptions underlying such projections and the likelihood of achieving such taxable profits. Based on such considerations the Company determined that because of the historic lack of substantial operating profits, there is sufficient uncertainty with the respect to its ability to achieve profitable operations in future periods that the Company cannot justify the recording of an income tax asset and, knowingly, the Company established a valuation reserve in the full amount of the deferred tax assets in the fiscal years June 30, 2005 and June 30, 2004. As of June 30, 2005, the Company had approximately $627,000 in net operating loss forwards for federal income tax purposes. The loss carry forwards expires beginning in 2013. The net operating carry forwards may be available to affect taxable income within the carry forward, subject to limitations of tax code.

FOOTNOTE  3  -  ACCOUNTS  PAYABLE  &  ACCRUED  EXPENSES

As of June 30, 2005 accounts payable and accrued expenses consisted of the following:



Accounts  Payable                              $  92,665
Accrued  Payroll Taxes                            82,936
Accrued  Sales Tax                                 5,854
                                                --------
                                                $181,455
                                                ========


FOOTNOTE  4  -  NOTE  PAYABLE  -  RELATED  PARTIES

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, an individual. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion. The debenture is only convertible at 1/24th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 10, 2008. The Company currently makes quarterly interest payments on the Debenture in the amount of $3,842. The current balance on the Debenture is $231,105. In 2005, payments of $25,000 were made against the principle balance of this Debenture.

FOOTNOTE  5  -  NOTES  PAYABLE

The Company executed a note payable on February 9, 2001 for $100,000 payable to James and Lila Dickey at 6% interest per annum. Pursuant to the original terms of the note, interest was due in monthly installments and the principal matured on February 9, 2003. On November 28, 2001 the Company entered into a note for $27,000 payable to James Dickey. Pursuant to the original terms, the note was a demand note. The Company has been unable to make payment on either of these notes in satisfaction of the terms of the notes. In July 2005, the two notes were restructured as a $110,000 convertible debenture with interest payable at 6%, and are in good standing. This convertible debenture was recorded as such in the June 30, 2005 balance sheet. The Company has agreed to make monthly payments in the amount of $4,583.33 per month for the first twelve months from the Issuance Date.

The Company entered in a note with Janet E. Freeman Trust in August 2002 in the amount of $25,000. The note carries interest at the rate of 10% and matured in February 2003. The Company has been unable to make payment on the note in satisfaction of the terms of the note. In July 2005, the note was restructured as a $25,625 convertible debenture with interest payable at 6%, and are in good standing. This convertible debenture was recorded as such in the June 30, 2005 balance sheet.

On June 16, 2005, we issued convertible debentures of $66,000 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debentures can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at the lesser of (i) $1.00 (ii) 100% of the average of the five lowest closing bid prices for the 30 days immediately following the first reverse stock split. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $92 was recorded and included in interest expense for the three months ended June 30, 2005. The debentures are payable on June 16, 2010.

On June 21, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the closing bid price on the day of conversion. The debenture is only convertible at 1/12th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 10, 2008.

FOOTNOTE  6  -  LEASE

The Company's subsidiary Tex-Mex occupied its office and cooking school space as a tenant at will at the LaPosada Hotel in Albuquerque, New Mexico at the rate of $1,500 per month. In 2005, the liability of the lease was transferred in the sale of assets described herein.

On January 12, 2004, the Company signed a lease for office space with Simms Building, Inc., a New Mexico Corporation, with monthly rents of $4,500 beginning March 1, 2004 for a 36 month period. Currently, the Company has settled the lease and entered into a payment plan with the landlord for a percentage of the remaining amount due on the lease.

FOOTNOTE  7  -  SALE  OF  ASSETS  TO  JANE  BUTEL,  AN  INDIVIDUAL
On June 21, 2005, Jane Butel Corporation sold certain assets and disposed of certain liabilities related to its Tex-Mex, Inc. subsidiary, to Jane Butel, the Company's former CEO and majority shareholder, for $500. The table below outlines the significant assets sold and liabilities disposed of by Jane Butel Corporation as a result of this transaction.



Assets
-----------------------------
Inventories . . . . . . . . .  $  59,136
Machinery and equipment . . .    144,225
Kitchen improvements. . . . .     97,159
Accumulated depreciation. . .   (221,928)
TV series production costs. .    152,289
Other assets. . . . . . . . .      8,103
                               ----------
  Total . . . . . . . . . . .  $ 238,984

Liabilities
-----------------------------
Notes payable . . . . . . . .  $   6,000
Accounts payable and accruals     42,923
Customer deposits . . . . . .     19,516
                               ----------
  Total . . . . . . . . . . .  $  68,439

A loss on the sale of these assets of $170,045 was recorded as a result of this transaction.


FOOTNOTE  8  -  CAPITAL  STOCK

Common  Stock, $.001 par value
-------------
During the year ended June 30, 2005, the following shares of common stock were issued by the Company:

The Company issued 20,000 shares of the Company's common stock to its board of Directors for directors' fees, valued at $1,200.

The Company issued 1,903,750 shares of the Company's common stock for consulting servicing amounting to $154,031.

The  Company  issued  632,500  shares of the Company's common stock for $42,500.

The Company accounts for the issuance of equity instruments for services based on the fair value of the services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

The Company effectuated the 100 to 1 reverse stock split on July 25, 2005. All shares have been stated to retroactively affect this reverse stock split.

Preferred  Stock, $1 par value
----------------
The Company issued 715,000 shares of preferred stock for officer compensation valued at $536,250. One share of preferred stock is convertible into one hundred shares of common stock.

FOOTNOTE  9  -  INVESTMENT  AGREEMENT

On December 23, 2004, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, II, LP. Pursuant to the investment agreement, the Company may, at its discretion, periodically "put to" or require Dutchess to purchase shares of our common stock. The Amount that the Company shall be entitled to put to Dutchess in any single transaction pursuant to the Investment Agreement will be equal to, at the Company's election, either: (A) 200% of the average daily volume in the U.S. market for common stock for the 20 trading days prior to the notice of our put, multiplied by the average of the three daily closing Best Bid prices immediately preceding the date of the put, or (B) $25,000; provided that in no event shall the amount of any single put be more than $1,000,000. The aggregate amount that Dutchess is obligated to pay for the Company's shares cannot Exceed $10 million. For each share of common stock purchased under the Investment Agreement, Dutchess will pay 96% of the lowest closing Best Bid prices as defined in the Agreement. The Company's ability to put shares of common stock under the Investment Agreement is conditioned upon several requirements regarding registering the shares of common stock with the Securities and Exchange Commission. As of May 23, 2005. the Company had filed a registration statement with the Securities and Exchange Commission, but it had not been offered effective. On June 17, 2005, the Company requested that the Securities and Exchange Commission consent to the withdrawal of its Registration Statement.

FOOTNOTE  10  -  SUBSEQUENT  EVENTS

On July 27, 2005, Jane Butel Corporation consummated a stock exchange agreement with the privately-held Bootie Beer Company. Under the terms of the agreement, the Company issued 52,500,000 shares of common stock to the shareholders of Bootie Beer Company in exchange for all of the outstanding shares of Bootie Beer Company. The stock exchange has been accounted for as a reverse merger whereby Bootie Beer Company became a wholly-owned subsidiary of the Company. This is because the Company did not have operations immediately prior to the transaction, and following the reorganization, Bootie Beer Company was the operating company.

On July 25, 2005, the Company completed a reverse stock split, whereby one share of common stock was exchanged for one hundred shares of common stock. All shares have been stated to retroactively affect this reverse stock split.

FOOTNOTE  11  -  FINANCIAL  ACCOUNTING  DEVELOPMENTS

Recently  issued  Accounting  Pronouncements
--------------------------------------------
In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statements.

In December 2003, the FASB issued FASB Interpretation No. 146, (revised December
2003) "Consolidation of Variable Interest Entities" (FIN 146) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 146R replaces FASB Interpretation No. 146, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 146R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 146R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

If determining the carrying amounts is not practicable, fair value at the date FIN No. 146R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in any VIE.

In March 2003, the FAS issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 did not materially effect the financial statements.

In December 2004, the FASB issued SFAS No. 123(R)(revised 2004), "Share Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after January 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and evaluate the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS NO. 151, "Inventory Costs, an amendment of ARB No 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that, "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 5, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND

ITEM  8A.  CONTROLS  AND  PROCEDURES.

Our management evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. There was no change in our internal control over financial reporting that occurred during the year covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  8B.  OTHER  INFORMATION.
None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions, and offices or employments of our executive officers and directors for the past five years as of June 30, 2005. Members of the board are elected and serve for one year terms or until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME                              AGE          POSITION

Douglas D'Agata                    35          Interim Chief  Executive  Officer
                                               and  Director

Theodore  Smith                    28          Director

On June 10, 2005, our Board of Directors appointed Theodore Smith and Douglas D'Agata to the Board of Directors and accepted the resignations of Bette Clemens, Steven A. Jackson and Paul Butt. On June 11, 2005, our Board of Directors accepted the resignation of Jane Butel as Chief Executive Officer and Director and appointed Douglas D'Agata as Interim Chief Executive Officer. On June 20, 2005, our Board of Directors accepted the resignation of Sidney Kramer as Director.

THEODORE SMITH Mr. Smith serves as Executive Vice President of Dutchess Advisors LLC, whom he joined in 1998 and is a liaison between Dutchess Capital Management, LLC on behalf of Dutchess Private Equities Fund, LP and senior management of companies in the Fund's portfolio. Prior to joining Dutchess in 1998, Mr. Smith was a principal at Geneva Atlantic Capital, LLC where he focused on assisting corporate clients with SEC compliance matters, business plan preparation and presentation and capital markets financing. Mr. Smith received his BS in Finance and Marketing from Boston College. Mr. Smith has also served as a director of several public as well as private companies. Currently, he serves as director for Xtreme Companies and NeWave, Inc.

DOUGLAS D'AGATA serves as research analyst for Dutchess Advisors. Mr. D'Agata was a Financial Advisor for six years in the Private Client Group of Prudential Securities where he advised individual and institutional investors. He continues to hold Series 7, 63, and 65 licenses. He is a graduate of Phillips Academy and received a BA in Political Science from Hobart College and earned his MS in Finance with High Distinction from Bentley College.

CODE  OF  ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Corporate Code of Conduct and Ethics is attached hereto.

ITEM  10.  EXECUTIVE  COMPENSATION.

Summary  Compensation  Table
The following table sets forth the total compensation paid to the persons who served as our chief executive officer for the last three completed fiscal years. No executive officer of the Company received compensation of $100,000 or more during any such year.



                                                                                           Long Term Compensation
                                                                        ___________________________________________________________
                                                                                     Awards                 Payouts
                                                                         ______________________________     _______
                                           Annual Compensation                            Securities
                                    _________________________________                     Underlying        LTIP        All Other
Name and                                                 Other Annual     Restricted      Options/SAR's     Payouts     Compensation
Principal Position         Year     Salary     Bonus     Compensation    Stock Awards     #                 ($)
____________________________________________________________________________________________________________________________________
Douglas D'Agata            2005      -0-        -0-            -0-           -0-               -0-            -0-           -0-
Interim CEO,
Jane Butel Corp
Jane Butel, President (1)  2005     $78,000     -0-            -0-           715,000(2)        -0-            -0-           -0-
CEO, Jane Butel Corp       2004     $55,000     -0-            -0-           -0-               -0-            -0-           -0-
Tex-Mex, Inc.              2003       -0-       -0-            -0-           -0-               -0-            -0-           -0-



(1) We entered into a formal written Employment Agreement with Jane Butel, our President, dated December 23, 2004 (the "Employment Agreement"), which provide for, among other employment benefits, an annual salary of $126,000, and 32,500 shares of Class A Convertible Preferred Stock which is convertible into common stock at a rate of one share of preferred to one hundred shares of common stock, payable quarterly starting January 1, 2005 until 1,000,000 so designated shares is depleted. The agreement commenced on January 1, 2005 and is for a ten-year term. The company terminated Ms. Butel's employment agreement and has not further obligations under agreement exist.

(2) We entered into a formal written Licensing Agreement with Jane Butel, our President dated December 23, 2004 (the "Licensing Agreement"), which provide for, among other benefits, the transfer to Jane Butel, as licensee, 650,000 shares of Class A Convertible Preferred Stock. This stock will be paid in exchange for an exclusive license to use her name and likeness in association with food products manufactured, distributed, marketed and sold, and services provided by her. The license has been terminated the shares were sold to Geneva Atlantic Capital Corp.


EMPLOYMENT  AGREEMENTS

As of June 30, 2005, we had only one executive officer, Douglas D'Agata, who served as our Interim Chief Executive Offer. Mr. D'Agata was not compensated for his service.

All previous employment agreements were terminated with no further obligations due from the Company.

DIRECTOR  COMPENSATION

We compensated our directors in the form of shares of common stock, valued at $1,200, during 2004. We may decide to compensate our directors in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of June 30, 2005, by each person known by us to (i) own beneficially more than 5% of each class, (ii) by each of our Directors and Executive Officers and (iii) by all Directors and Executive Officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.



NAME AND TITLE OF BENEFICIAL OWNER         COMMON SHARES  PERCENTAGE
                                           BENEFICIALLY   OWNED (1)
                                           OWNED

Theodore Smith (2)                        71,500,000        73.9%
Douglas D'Agata                              -0-            -0-

Two Directors as a group                  71,500,000        73.9%


(1) On June 30, 2005, 252,798 post-split shares of common stock were issued and outstanding. Additionally, we had 715,000 shares of Series A Convertible Preferred Stock outstanding. Each share of Series A Preferred Stock has 100 votes and votes with the Common Stock.

(2)Consists of 715,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock can convert into 100 shares of common stock.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

We entered into a ten year agreement to be exclusive distributor of food and other products produced by Pecos Valley Spice Co., which was owned by Jane Butel and others at the time of the transaction. We were not required to purchase any minimum amount of product from Pecos Valley and purchase only what we believe necessary to meet anticipated demand. We paid Pecos Valley a fixed price for the products we purchase from them at a level of 50% of our sales price. We held a promissory note from Pecos Valley in the amount of $12,894 which was due on demand or on June 30, 2003. The note has been paid. We did not charge interest on this note.

We entered into a formal written Employment Agreement with Jane Butel, who was our President at the time of the transaction, dated December 23, 2004, which provide for, among other employment benefits, an annual salary of $126,000, and 32,500 shares of Class A Convertible Preferred Stock which is convertible into common stock at a rate of one share of preferred to one hundred shares of common stock, payable quarterly starting January 1, 2005 until 1,000,000 so designated shares is depleted. The agreement commences on January 1, 2005 and was originally for a ten-year term. As a result of our restructuring in June 2005, we terminated this agreement.

We entered into a formal written Licensing Agreement with Jane Butel, our Chief Executive Officer, dated December 23, 2004, which provide for, among other benefits, the transfer to Jane Butel, as licensee, 650,000 shares of Class A Convertible Preferred Stock. This stock was paid in exchange for an exclusive license to use her name and likeness in association with food products manufactured, distributed, marketed and sold, and services provided by her. As a result of our restructuring in June 2005, we terminated this agreement. On June 10, 2005, Jane Butel, a New Mexico resident, sold 715,000 shares of our Series A Convertible Preferred Stock to Geneva Atlantic Capital Corp. for $5,000. Theodore Smith, a director of Jane Butel Corporation at the time of the transaction, is the principal of Geneva Atlantic Capital Corp. Each share of Series A Convertible Preferred Stock converts into 100 shares of our common stock.

On June 10, 2005, we entered into a convertible debenture agreement with Jane Butel. The principle amount of the convertible debenture is $256,105. We will pay six percent interest, compounded annually, on the unpaid principle amount of the convertible debenture. We will make payments in the total aggregate amount of $50,000, based on the schedule outlined in the debenture. The holder has the right to convert the debenture into shares of our common stock one year after the closing date and before the close of business on June 10, 2008.

On June 21, 2005, we entered into an Agreement to sell substantially all of our assets to Jane Butel for $500. Pursuant to the Agreement, Jane Butel agreed to assume certain of our liabilities.

ITEM  13.  EXHIBITS.

Exhibit  No.     Description
------------     ------------

2.1 Agreement and Plan of Reorganization between the Company and Bootie Beer, the owners of the outstanding pre-merger shares of common stock of Bootie, and Dutchess Advisors Ltd., dated July 19, 2005 (included as exhibit 2.1 to the Form 8-K filed July 27, 2005, and incorporated herein by reference).

3.1 Amended and Restated Articles of Incorporation of Earth Labs, Inc., dated October 15, 2002 (included as exhibit 2.1 to the Form SB-2 filed December 29, 2004, and incorporated herein by reference).

3.2 By-Laws of Earth Labs, Inc. (included as exhibit 3.1 to the Form SB-2 filed December 29, 2004, and incorporated herein by reference).

3.3 Amendment to Articles of Incorporation, dated December 14, 2004 (included as exhibit 3.1 to the Form 8-K filed July 29, 2005, and incorporated herein by reference).

3.4 Amendment to Articles of Incorporation, dated June 27, 2005 (included as exhibit 3.2 to the Form 8-K filed July 29, 2005, and incorporated herein by reference).

3.5 Amendment to Articles of Incorporation, dated July 18, 2005 (included as exhibit A to the Form PRE 14C filed August 1, 2005, and incorporated herein by reference).

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

4.6  Convertible  Debenture  Agreement  between  the  Company  and  21st Century
Technologies, Inc., dated June 21, 2005 (included as exhibit 4.1 to the Form 8-K filed June 27, 2005, and incorporated herein by reference).

4.7 Certificate of Class A Convertible Preferred Stock, dated November 23, 2004 (included as exhibit 4.1 to the Form 8-K filed July 29, 2005, and incorporated herein by reference).

4.8 Convertible Debenture Agreement between the Company and Jane Butel, an individual, dated June 10, 2005 (filed herewith).

4.9 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated June 16, 2005 (filed herewith).

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

10.11 Asset Sale Agreement between the Company and Jane Butel, an individual, dated June 21, 2005 (included as exhibit 10.1 to the Form 8-K filed June 22, 2005, and incorporated herein by reference).

10.12 Settlement & General Release between the Company and 21st Century Technologies, Inc., dated June 21, 2005 (included as exhibit 10.1 to the Form 8-K filed June 27, 2005, and incorporated herein by reference).

10.13   Corporate  Consulting  Agreement  between  Bootie Beer Company, Inc. and
Mike
Novielli,  dated  May  23,  2005  (included  as  exhibit  10.1  to  the  Form
S-8  filed  July  25,  2005,  and  incorporated  herein  by  reference).

14.1  Corporate  Code  of  Conduct  and  Ethics  (filed  herewith).

23.1  Consent of Auditors

31.1 Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

Jaspers + Hall, LP were our primary auditors for the fiscal year ended June 30, 2005. Clyde Bailey, PC performed the year end audit on Form 10-KSB for the year ended December 31, 2004.

On June 24, 2005, our Board of Directors dismissed Clyde Bailey, PC as our principal independent accountant. On the same date, our Board of Directors appointed the firm Jaspers + Hall, PC to serve as our principal independent accountants for the fiscal year ending June 30, 2005. The decision to change principal independent accountants was recommended and approved by the Board of Directors.

During our most recent two fiscal years and up until the date hereof, we had no disagreements with Clyde Bailey, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Clyde Bailey, PC's satisfaction, would have caused him to make reference to the subject matter of such disagreements in connection with his report on our consolidated financial statements for such year.

During the year ended December 31, 2004 and through the date hereof, we did not consult with Jaspers + Hall, PC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Audit  Fees

Clyde Bailey, PC, auditor of our annual financial statements and for their review of our Quarterly Reports on Form 10-QSB, billed us a total of $8,700 for the fiscal year ended June 30, 2004

For Jaspers Hall & Johnson audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-QSB, Jaspers + Hall LLP, Inc. billed us a total of $17,000 for the fiscal year ended June 30, 2005.

Audit  Related  Fees

None.

Tax  Fees

None.

All  Other  Fees

None.

The  Board  Of  Directors  Pre-Approval  Policy  And  Procedures

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2004, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining Jaspers Hall & Johnson LLP's independent audit.

                                   SIGNATURES
In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Winter Park, Florida on October 3, 2005.
                             JANE BUTEL CORPORATION
                                  (Registrant)

/s/  Tania  Torruella
______________________
    Tania  Torruella
    Chief  Executive  Officer, Chairperson,
    and Interim Chief Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities  and  on  the  dates  indicated:
  Signature                      Title                             Date
______________          _____________________________         _______________

/s/ Tania Torruella        Chief Executive Officer          October 3,  2005
______________             Chairperson & Interim
Tania  Torruella           Chief Financial Officer


/s/  Antonio R. Torruella         Director                  October 3,  2005
_________________
Antonio  R.  Torruella


/s/  Stephanie  Stans  Warren     Director                  October 3,  2005
_________________
Stephanie  Stans  Warren


/s/  Paul  M. Beleckas            Director                  October 3,  2005
_________________
Paul  M.  Beleckas

