Form 10KSB/A
period 2005-06-30
JANE BUTEL CORP
filed 2005-10-18
CIK 1204853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

Retail  sales

Jane Butel has authored 16 books on Southwestern cooking which are available for sale at our cooking school and our website. We purchased these books at author's discount from the publishers who are unaffiliated with Jane Butel Corporation. The retail area at the cooking school features pure Pecos Valley Spice Co., chilies, herbs, spices, corn products, and hard-to-find equipment and gadgets for Southwestern cooking. Native pottery, Southwestern serving dishes and ready to eat items such as salsas are also stocked, as well as the Jane Butel videos. Also, we sell our food products, cookbooks and cooking videos at our website www.janebutel.com and www.pecosvalley.com.

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

Going  Concern
--------------
Our audited financial statements for the twelve months ended June 30, 2005, reflect a net loss of ($1,453,835) and negative cash flows from operations of ($426,176). These conditions indicate a need to acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by issuing convertible debentures and anticipate that we will continue to be able to do so in the foreseeable future. Additionally, we are currently raising capital by issuing convertible debentures and plan to raise money through our Equity Line of Credit. We believe this will generate the additional cash required to fund our operations and allow us to meet our obligations.

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

OPERATING  EXPENSES

Operating Expenses for the year ended June 30, 2005 were $1,394,041 compared to $525,287 for the year ended June 30, 2004. The increase was due in large part to an increase in officer compensation of $536,250. At June 30, 2005, we had only one employee, our Interim Chief Executive Officer. Our Interim Chief Executive Officer did not receive compensation during his tenure.

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

/s/  Jaspers  +  Hall,  PC
--------------------------
Jaspers  +  Hall,  PC
Denver,  Colorado
October 18, 2005




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

                             JANE BUTEL CORPORATION

                             CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        For the Year Ended June 30,
                                                                      _______________________________
                                                                          2005                 2004
                                                                       __________          __________

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                                            (1,453,835)       $ (460,615)
    Adjustments to reconcile net loss to net cash used
     In operating activities:
           Depreciation and Amortization                                    37,961           113,540
           Officer Compensation                                            536,250               -0-
           Loss on disposal of fixed assets                                212,516               -0-
           Beneficial Conversion Feature                                    16,500               -0-
           Impairment Loss                                                  12,515            17,878
           Stock Issued for Services                                       155,231             5,000
    Changes in operating assets and liabilities:
           (Increase)/Decrease Account Receivable                           13,889            (8,733)
           (Increase)/Decrease Account Receivable Related Party               -0-             12,894
           Increase/(Decrease) in Inventory                                (41,680)             9,587
           (Increase)/Decrease Prepaid Expenses                               -0-              (5,900)
           Television Film Costs                                              -0-                   -
           Deferred Revenue                                                   -0-              28,601
           Increase/(Decrease) Accounts Payable                             58,077              4,765
           Increase/(Decrease) Deferred income                             (25,741)                 -
           Increase/(Decrease) Accrued Settlements Payable                 (13,600)           (16,599)
           Increase/(Decrease)  in Other Current Liabilities                62,741            (26,114)
                                                                         __________        __________
           Total Adjustments                                             1,024,659            134,919
                                                                         __________        __________
Net Cash Used in Operating Activities                                     (429,176)        $ (325,696)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Received for Sale of Assets                                           500                  -
    Capital Expenditures                                                       -0-            (30,130)
                                                                         __________        __________
Net Cash Provided By Investing Activities                                      500         $  (30,130)


CASH FLOWS FROM FINANCING ACTIVITIES:

    Note Payable                                                           419,671            348,780
    Notes Payable Related Parties                                                -              8,647
    Contributions to capital                                                42,500                  -
    Payments on Notes Payable                                              (25,744)                 -
                                                                        __________         __________
Net Cash Provided from Financing Activities                                436,427         $  354,179
                                                                        __________         __________
Net Increase (Decrease) in Cash                                              7,751         $   (1,647)

Cash Balance,  Begin Period                                                   (636)             1,011
                                                                        __________         __________
Cash Balance,  End Period                                                    7,115         $     (636)
                                                                        ==========         ==========

Supplemental Disclosures:
    Cash Paid for interest                                                   $   -         $   13,787
    Cash Paid for income taxes                                               $   -         $        -

Non Cash Transactions:
    Barter Revenue                                                           $   -             16,656
    Stock Issued for Services                                              155,231                700
    Stock Issued for Officer Compensation                                  536,250         $   17,356


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

Our audited financial statements for the twelve months ended June 30, 2005, reflect a net loss of ($1,453,835) and negative cash flows from operations of ($620,235). These conditions indicate a need to acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by issuing convertible debentures and anticipate that we will continue to be able to do so in the foreseeable future. Additionally, we are currently raising capital by issuing convertible debentures and plan to raise money through our Equity Line of Credit. We believe this will generate the additional cash required to fund our operations and allow us to meet our obligations.

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

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND

FINANCIAL  DISCLOSURE.
None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
There was no change in our internal control over financial reporting that occurred during the year covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.8 Convertible Debenture Agreement between the Company and Jane Butel, an individual, dated June 10, 2005 (filed as Exhibit 4.8 on the Company's Form 10K-SB filed on September 30, 2005).

4.9 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP dated June 16, 2005 (filed as Exhibit 4.9 on the Company's Form 10K-SB filed on September 30, 2005).

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

14.1  Corporate  Code  of  Conduct  and  Ethics  (filed  as  Exhibit 14.1 on the
Company's  Form  10K-SB  filed  on  September  30,  2005).

23.1  Consent of Auditors

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                   SIGNATURES
In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Winter Park, Florida on October 18, 2005.

                            JANE BUTEL CORPORATION
                                  (Registrant)

/s/  Tania  Torruella
______________________
    Tania  Torruella
    Chief  Executive  Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities  and  on  the  dates  indicated:
  Signature                      Title                             Date
______________          _____________________________         _______________

/s/ Tania Torruella        Chief Executive Officer          October 18,  2005
______________
   Tania  Torruella

/s/  Antonio R. Torruella   Director                        October 18,  2005
_________________
    Antonio  R.  Torruella

/s/  Stephanie  Stans  Warren  Director                     October 18,  2005
_________________
    Stephanie  Stans  Warren

/s/  Paul  M. Beleckas      Director                        October 18,  2005
_________________
     Paul  M.  Beleckas

