Form 10QSB
period 2005-09-30
Bootie Beer CORP
filed 2005-11-18
CIK 1204853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                For the quarterly period ended September 30, 2005

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from to

                        Commission file number 000-50104

                             BOOTIE BEER CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Florida                                                  65-0327060
   --------------------                                  -----------------------
(State  or  other  jurisdiction                               (IRS  Employer
of  incorporation  or  organization)                        Identification  No.)



                       620 North Denning Drive, Suite 100
                              Winter Park, FL 32789
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (407) 622-5999
                                 --------------
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).   Yes  [  ]  No  [X]

As of September 30, 2005, the Issuer had 52,500,031 shares of its common stock, $0.001 par value, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one):   Yes [ ] No [X]


Table of Contents
Part I: Financial Information                                               Page

  Item 1 - Financial Statements
       Report On Review By Independent Public Accountant                       1
       Consolidated Condensed Balance Sheet As Of September 30, 2005           2
       Consolidated Condensed Statements Of Operations For The Three and Nine
       Months Ended September 30, 2005 And September 30, 2004                  3
       Consolidated Condensed Statements Of Cash Flows                         4
       Consolidated Condensed Statements Of Stockholders' Deficit              5
       Notes To Consolidated Condensed Financial Statements                    6
  Item 2 - Management's Discussion And Analysis Or Plan Of Operation          11
  Item 3 - Controls And Procedures                                            15

Part II: Other Information

  Item 1 - Legal Proceedings                                                  15
  Item 2 - Unregistered Sales Of Equity Securities And Use of Proceeds        16
  Item 3 - Defaults Upon Senior Securities                                    16
  Item 4 - Submission Of Matters To A Vote Of Security Holders                16
  Item 5 - Other Information                                                  16
  Item 6 - Exhibits And Reports On Form 8-K                                   17

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Bootie Beer Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Bootie Beer Corporation as of September 30, 2005 and the related consolidated condensed statements of operations for the three and nine months ended September 30, 2005, of cash flows for the nine months ended September 30, 2005 and stockholders' deficit for the nine months ended September 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The Company has an accumulated deficit from operations of $7,609,463 through September 30, 2005. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jaspers + Hall, PC
Denver, Colorado
November 18, 2005


                                     BOOTIE BEER CORPORATION
                                CONSOLIDATED CONDENSED BALANCE SHEET
                                            (Unaudited)

                                                            September 30,     December 31,
                                                                  2005            2004
                                                              --------------------------------
ASSETS
-------------------------
Current Assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .$  58,386       $ 107,272
Investments. . . . . . . . . . . . . . . . . . . . . . . . . .  200,065
Accounts Receivable. . . . . . . . . . . . . . . . . . . . . .  132,269          18,241
Prepaid Expenses. . . . . . . . . . . . . . . . . . . . . . .   112,711
Inventory:
Finished Product . . . . . . . . . . . . . . . . . . . . . . .  162,319          11,903
Raw Materials. . . . . . . . . . . . . . . . . . . . . . . . .        -           5,550
                                                              -------------  -------------
Total Inventory. . . . . . . . . . . . . . . . . . . . . . . .  162,319          17,453
                                                              -------------  -------------
Total Current Assets . . . . . . . . . . . . . . . . . . . . .  665,750         142,966

PROPERTY AND EQUIPMENT:
Automobile . . . . . . . . . . . . . . . . . . . . . . . . . .   50,203          50,203
Brewing Equipment. . . . . . . . . . . . . . . . . . . . . . .   45,119          45,119
Printing Plates . . . . . . . . . . . . . . . . . . . . . . . .  23,252
Computers . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,171
                                                              -------------  --------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  122,745          95,322
Less Accumulated Depreciation. . . . . . . . . . . . . . . . .  (28,464)        (15,781)
                                                               -------------  --------------
Property and Equipment - Net . . . . . . . . . . . . . . . . .   94,281          79,541
Other asset - Prepaid Interest . . . . . . . . . . . . . . . .   74,792          13,390
                                                              -------------  --------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . $  834,823        $235,897
                                                              =============  ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
Bank Line of Credit . . .  . . . . . . . . . . . . . . . . .  $ 200,193        $      -
Accounts payable and accrued expenses. . . . . . . . . . . . .  868,609         798,887
Short-term Notes Payable . . . . . . . . . . . . . . . . . . .  624,497               -
Advances from Officer. . . . . . . . . . . . . . . . . . . . .   16,330          30,644
Current portion of car note. . . . . . . . . . . . . . . . . .    9,581           9,366
Note payable - Officer. . . . . . . . . . . . . . . . . . . .   272,695
Note payable - Shareholder . . . . . . . . . . . . . . . . . .2,017,000         500,000
Note payable - Bank. . . . . . . . . . . . . . . . . . . . . .        -         624,800
                                                             -------------  ---------------
Total current liabilities. . . . . . . . . . . . . . . . . . .4,008,905       1,963,697

LONG TERM LIABILITIES:
Note payable - Officer. . . . . . . . . . . . . . . . . . . .   272,855
Convertible debt. . . . . . . . . . . . . . . . . . . . . . . 1,223,718
Car note payable, less current portion. . . . . . . . . . . .    20,309          28,778

Total liabilities. . . . . . . . . . . . . . . . . . . . . . .5,525,787       1,992,475

SHAREHOLDERS' DEFICIT
Common Shares - 200,000,000 shares authorized, $.01 par
value, issued and outstanding -
 2005 - 52,500,031; 2004 - 36,500,000;. . . . . . . . . . . .    52,500         36,500
Additional Paid-In Capital . . . . . . . . . . . . . . . . . .2,865,799        601,170
Shares to be Issued. . . . . . . . . . . . . . . . . . . . .        200
Retained earnings. . . . . . . . . . . . . . . . . . . . . . (7,609,463)     (2,394,248)
                                                             ------------  ----------------
Total Shareholders' Deficit. . . . . . . . . . . . . . . . . (4,690,964)     (1,756,578)
                                                             ------------  ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT. . . . . . . . . .$ 834,823       $ 235,897
                                                             ============  ================

See  Accountants'  Review  Report

                                             BOOTIE BEER CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                                   (Unaudited)

                                   Three Months   Three Months     Nine Months     Nine Months
                                  Ended 9/30/05  Ended 9/30/04   Ended 9/30/05   Ended 9/30/04
                                  -------------  -------------   -------------   -------------

SALES                                  121,559        981,490         146,117         981,490
LESS COSTS OF GOODS SOLD               104,049        518,752         189,216         518,752

GROSS PROFIT (LOSS)                     17,510        462,738         (43,099)        462,738

MARKETING, DISTRIBUTION AND
         ADMINISTRATIVE EXPENSES             -
          Consulting                 1,871,603          9,250       1,871,603          32,482
          Inducement Fees              503,293              -         503,293               -
          Office Salaries              148,049        177,846         424,541         254,600
          Advertising and Promotion    114,151        590,402         786,006         632,811
          Professional Fees             82,177          9,251          99,746          32,483
          Rent                          28,526          8,050          60,678          10,700
          Other Operating Expense      158,313        106,344         578,384         128,506
          TOTAL MD&A Expenses        2,906,113        901,143       4,324,251       1,091,582

OTHER INCOME (EXPENSE)
          Other Income                  44,540              -          44,540               -
          Interest Income                   65              -              65               -
          Interest expense            (215,101)             -        (304,573)              -

                                      (170,586)             -        (260,058)              -


NET LOSS BEFORE INCOME TAXES        (3,059,189)      (438,405)     (4,627,408)       (628,844)

INCOME TAXES                                 -              -               -               -

NET LOSS                            (3,059,189)      (438,405)     (4,627,408)       (628,844)

WEIGHTED SHARES OUTSTANDING         37,915,867     36,500,000      38,231,540      29,454,819

NET LOSS (PER SHARE)                     (0.08)         (0.01)          (0.12)          (0.02)

                                        See Accountants' Review Report


                                                           BOOTIE BEER CORPORATION
                                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                (Unaudited)

                                                                              September 30,   December 31,
                                                                                  2005            2004
                                                                             --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (4,627,408)  $  (1,960,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .         14,486          13,271
Stock issued for services . . . . . . . . . . . . . . . . . . . . . . . . .      2,063,001          75,000
Beneficial conversion feature expense                                              172,000
Stock issued for finance inducement                                                473,562
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable. . . . . . . . . . . . . . .       (114,028)        (18,241)
    (Increase) decrease in inventory. . . . . . . . . . . . . . . . . . . .       (144,866)        (17,453)
    (Increase) decrease in prepaid expenses . . . . . . . . . . . . . . . .       (112,711)        (13,390)
    (Decrease) increase in accounts payable and accrued expenses. . . . . .         69,722         793,233
                                                                             --------------  --------------
Net Cash Used In Operating Activities . . . . . . . . . . . . . . . . . . .     (2,206,242)     (1,127,930)
                                                                             --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in merger                                                              7,115
Purchase of property and equipment. . . . . . . . . . . . . . . . . . . . .        (27,423)        (45,119)
                                                                             --------------  --------------

Cash Flows Used In Investing Activities . . . . . . . . . . . . . . . . . .        (20,308)        (45,119)
                                                                             --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Bank line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . .          200,193               -
Advances from officer . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          12,875
Proceeds from debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,370,372       1,124,800
Shares issued for interest. . . . . . . . . . . . . . . . . . . . . . . . .              -          25,000
Principal payments on debt. . . . . . . . . . . . . . . . . . . . . . . . .       (692,901)         (9,366)
Proceeds from sale of shares. . . . . . . . . . . . . . . . . . . . . . . .        300,000          69,370
                                                                             --------------  --------------
Cash Flows Provided By Financing Activities . . . . . . . . . . . . . . . .      2,177,664       1,222,679
                                                                             --------------  --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . .        (48,886)         49,630

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . . . . . . . . .        107,272          57,642
                                                                             --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . . . . . .  $      58,386   $     107,272
                                                                             ==============  ==============

SUPPLEMENTAL INFORMATION:
  Interest Paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -    $      23,287
                                                                             ==============  ==============
  Income Taxes Paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $           -
                                                                             ==============  ==============

  Non-cash investing and financing activities:
  Issuance of shares for services or interest . . . . . . . . . . .  . . . .  $   2,063,001   $      25,000
                                                                             ==============  ==============

See  Accountants'  Review  Report


                                                            BOOTIE BEER CORPORATION
                                            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                                  (Unaudited)


                                           Common Stock                      Additional
                                        ---------------------     Shares to   Paid in     Accumulated
                                          Shares       Amount     be Issued   Capital       Deficit       Total
                                       ------------   --------   ----------- --------- ---------------  ----------

       Balance @ 12/31/02               12,984,504     12,985          -      177,766     (202,443)       (11,692)

       Issued for cash                   7,313,928      7,314          -      150,236            -        157,550

       Issued for services               5,633,796      5,634          -      114,366            -        120,000

       Net loss                                  -          -          -                  (231,455)      (231,455)

       Balance @ 12/31/03               25,932,228     25,933          -      442,368     (433,898)        34,403
                                       ------------   --------   ----------- --------- ---------------  ----------

       Issued for cash                   3,220,357      3,220          -       66,150            -         69,370

       Issued for interest               2,500,000      2,500          -       22,500            -         25,000

       Issued for services               4,847,415      4,847          -       70,152            -         74,999

       Net loss                                  -          -          -                (1,960,350)    (1,960,350)

       Balance @ 12/31/04               36,500,000     36,500          -      601,170   (2,394,248)    (1,756,578)
                                       ------------   --------   ----------- --------- ---------------  ----------

       Issued for interest              12,500,000     12,500          -      112,500            -        125,000

       Issued for services               3,247,230      3,247          -    1,934,754            -      1,938,001

       Beneficial conversion feature             -          -          -      172,000            -        172,000

       Finance inducement                        -          -          -      473,562            -        473,562

       Merger accounting                   252,801        253          -     (727,987)    (587,807)    (1,315,541)

       Exercise of investor warrants             -          -        200      299,800            -        300,000

       Net loss                                  -          -          -            -   (4,627,408)    (4,627,408)
                                       ------------   --------   ----------- --------- ---------------  ----------
       Balance @ 9/30/05                52,500,031     52,500        200    2,865,799   (7,609,463)    (4,690,965)
                                       ============   ========   =========== ========= ===============  ==========

                                                  See Accountants' Review Report

                             BOOTIE BEER CORPORATION
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE  1  -  NATURE  OF  BUSINESS  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Nature  of  the  Business

Bootie Beer Corporation is engaged in the business of brewing, marketing, and selling malt beverage products to a national network of independent beer wholesalers. The Company's products are Bootie Beer and Bootie Light. The United States Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau has authorized the Company to brew and package malt beverage products at brewing facilities located in La Crosse, Wisconsin. Additionally, the Company holds the appropriate state and local licenses necessary to ship its products to its wholesalers.

The Company was incorporated in the state of Florida in October 2001 as Bootie Brewing Company and registered as a Wisconsin Foreign Corporation in 2003. The Company's name was changed to Bootie Beer Company in July 2003.

Effective July 27, 2005, the shareholders of the Company consummated a reverse merger stock exchange agreement with Jane Butel Corporation, a publicly held company. Under the terms of the agreement, the Company's shareholders received 49,753,480 shares of common stock of Jane Butel Corporation in exchange for all of the outstanding shares of Bootie Beer Company on a one-for-one basis. The reverse merger was accounting for using the purchase method. Accordingly, the merger of the two companies was recorded as a recapitalization with Bootie Beer Corporation being treated as the continuing entity. The historical financial statements presented are those of Bootie Beer Corporation.
Going  Concern

The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses aggregating $7,609,463 through September 30, 2005 and has a working capital deficit of approximately $3,400,000 as of that date. The ability of the Company to operate as a going concern is dependent upon its ability to obtain sufficient debt and/or equity capital.

The future success of the Company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its business plans or generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Summary  of  Significant  Assumptions  and  Accounting  Policies

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets and the collectibility of accounts receivable.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts  Receivable

The Company grants credit to customers within the United States of America and retains a collateral position in the goods according to the terms of the sales contracts. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. At September 30, 2005 and December 31, 2004, accounts receivable were recorded at their net realizable value.

One customer accounted for 100% of accounts receivable at September 30, 2005 and December 31, 2004 and substantially all of the net sales for nine months ended September 30, 2005 and for the year ended December 31, 2004. Historically, the
Company's bad debt write-offs related to these trade accounts have been insignificant.

Inventories

Inventories, which consist principally of raw materials (including bottling products) and finished goods, are stated at lower of cost (weighted average), or market, which is determined on the specific-identification method.

Property  and  Equipment

Property and equipment is stated at cost, less accumulated depreciation. The Company follows the practice of capitalizing property and equipment purchased over $1,500. Depreciation expense is recognized using the straight-line method based upon estimated useful lives (automobile - 5 years; brewing equipment - 7 years).

Fair  Value  of  Financial  Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other  Comprehensive  Income

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Segment  Information

The Corporation operates primarily in a single operating segment, brewing beer and related products.

Stock  Based  Compensation

The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Awards through September 30, 2005 have been at fair value.

Transactions in which goods or services are received from non-employees for the issuance of equity securities are accounted for based on the fair value of the consideration received.

Net  Loss  Per  Common  Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For all periods, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses. At September 30, 2005 and December 31, 2004 there were vested options outstanding to purchase 1,755,000 common shares which may dilute future earnings per share. At September 30, 2005 and December 31, 2004 there were non-vested options outstanding to purchase 965,000 and 950,000, respectively, common shares which may dilute future earnings per share.

Revenue  Recognition

The Company's revenue recognition practices comply with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company recognizes revenue only when legal title and risk of loss have been transferred to unaffiliated customers based on negotiated arrangements and normal industry practices. The Company does not engage in consignment sales. Cases of finished product are shipped on pallets to distributors. The Company passes through the cost of the pallets from the brewer to the distributor. In accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company records revenue equal to the amount charged to the distributor for pallets. The costs paid to the brewer are recorded as cost of sales.

Sales  Incentives

In accordance with EITF 00-14, "Accounting for Certain Sales Incentives" all cash sales incentives paid to third parties are recorded as a reduction of revenue. All non-cash sales incentives, such as free products given to a distributor, are recorded as a cost of sales.

Distribution  Costs

The costs incurred by the Company for un-reimbursed shipping and handling from the brewer to the distributor are classified as distribution costs.

Advertising  and  Sales  Promotions

Advertising production costs are accumulated and expensed the first time the advertisement is shown. Media and promotional costs are charged to marketing expense during the period in which they are incurred.

Research  and  Development  Costs

Research  and  development  costs  are  expensed  as  incurred.

Compensated  Absences

The financial statements do not include any provision for compensated absences as the amount of any such liability cannot be reasonably estimated.

Concentrations

The Company is a brewer of premium beers. The Company's success is largely dependent on its ability to gauge the tastes of its customers and to provide merchandise and a marketing plan that creates customer demand. The Company's failure to anticipate, identify, or react to changes in trends could adversely affect its results of operations.

During 2004, substantially all of its sales were made to one wholesale wine and spirits distributor, which distributed its inventory in Florida. The Company believes that its relationship with its primary wholesale customer is satisfactory but is exploring other areas of distribution.

Currently, the Company is dependent on the use of one third-party brewing facility for brewing its beer. The Company believes that its relationship with its brewer is satisfactory but is exploring the use of multiple brewing facilities.

NOTE  2  -  FINANCING  ARRANGEMENTS
-----------------------------------------------------------

Advances  from  Officer

An officer of the Company has advanced funds to the Company over time for payment of operating expenses. There is no formal repayment arrangement and no stated interest rate on these funds. The balance outstanding at September 30, 2005 and December 31, 2004 was $16,330 and $30,644, respectively.

Short  term  Notes  Payable

In 2005, the Company entered into agreements with 18 of its suppliers to sign Promissory notes to pay off remaining account payable balances. The terms of the notes generally are 10% interest, with the balance in full due by December 31, 2005. Balances outstanding at September 30, 2005 were $472,288.

Additionally, notes payable to others and interest accrued on principle debt Balances totaled $152,210 as of September 30, 2005 and carried interest at 6% annually.


Note  Payable  -  Bank  (Small  Business  Administration  loan  ("SBA"))

The Company entered into a financing agreement with SunTrust Bank in April 2004 for working capital and inventory purchases. This note was guaranteed by the SBA. The interest rate is prime plus one percent, 6.25% at December 31, 2004. Monthly principal payments of $31,250 were originally required starting on the first day of November 2004. The note was paid in full on July 29, 2005.

Note  Payable  -  Officer

The SBA note was refinanced with a Trust controlled by an officer. The note requires monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007. The balance outstanding at September 30, 2005 was $545,550

Shareholder  note  payable

A shareholder has made a loan to the Company to provide cash for continuing operations. The Promissory Note dated August 3, 2004 made available $2,000,000 to the Company and stated that the principal balance is to be repaid on December 15, 2005. The Company has issued 15,000,000 shares of common stock in lieu of interest. Interest was calculated at approximately 10% over the term of the loan. At September 30, 2005 and December 31, 2004, interest has been prepaid in the amount of $74,792 and $13,390, respectively. The balance outstanding at September 30, 2005 and December 31, 2004 was $2,017,000 and $1,610,000,
respectively.

Note  payable  -  Car  loan

The Company financed a company automobile in September 2003 with a 60-month loan at an interest rate of 6.49% per year. Monthly interest and principal payments are $984. Balance outstanding at September 30, 2005 and December 31, 2004 was $33,519 and $38,144, respectively. The current portion outstanding at September 30, 2005 was $9,581. The note is secured by the automobile.

NOTE  3  -  SHAREHOLDERS'  EQUITY
----------------------------------------------------

The Company has 50,000,000 common shares authorized and 52,500,031 and 36,500,000 outstanding, respectively as of September 30, 2005 and December 31, 2004. For the nine months ended September 30, 2005, the Company has issued 15,747 shares of common stock and recognized approximately $2,063,001 in stock-based compensation expense for services performed and in lieu of interest on certain debts.

The Company has recognized inducement fee expense of $473,562 related to the issuance of warrants to purchase 340,000 shares of common stock at a purchase price of $1.00 during the nine months ended September 30, 2005.

The Company has recognized beneficial conversion feature expense of $172,000 arising from conversion privileges such as common stock purchase discounts for certain debt financings consummated during the nine months ended September 30, 2005.

Warrants to purchase 200,000 shares of common stock in exchange for $300,000 in cash were issued and exercised during the nine months ended September 30, 2005. These shares had yet to be issued as of September 30, 2005 and as such are reported as shares to be issued on the balance sheet as of September 30, 2005.

NOTE  4  -  INCOME  TAXES
---------------------------------------

Since the Company has not generated taxable income, no provision for income taxes has been provided.

Through September 30, 2005, the Company incurred net operating losses for federal tax purposes of approximately $7,610,000. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The  Company's  total  deferred  tax  asset  is  as  follows:




                                                September 30,
                                                    2005
Tax benefit of net operating
loss carry-forward . . . . . . . . . . . . . .  $ 2,664,000
Valuation allowance. . . . . . . . . . . . . .   (2,664,000)
                                                $         -
                                               ------------


The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:



                                                       September 30, 2005 and December 31, 2004
                                                       ------------------     ----------------

Tax expense (credit) at statutory rate-federal. . . . .         (34)%           (34)%
State tax expense net of federal tax. . . . . . . . . .          (6)             (6)
Changes in valuation allowance. . . . . . . . . . . . .          40              40
                                                              --------        --------
Tax expense at actual rate                                        -               -
                                                              ========        ========

The valuation allowance increased by approximately $1,080,000 in the period ended September 30, 2005. Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE  5  -  COMMITMENTS  AND  CONTIGENCIES
-----------------------------------------------------------------------

Office  Space  Lease

The Company is occupying its administrative office space in Winter Park, Florida under the month-to-month provisions of a lease which expired in April 2005. Monthly payments are $2,500.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

During 2005 and 2004, the Company paid Boot Camp Media, an entity owned by the President of the Company, $71,689 and $60,022, respectively, for advertising costs. There was no balance due at September 30, 2005 or December 31, 2004. The Company owes its President $16,330 and $8,806 for advances for operating expenses as of September 30, 2005 and December 31, 2004, respectively. There are no stated interest rate or other terms for these advances.

The Company owes a shareholder $2,017,000 and $1,610,000 as of September 30, 2005 and December 31, 2004, respectively, under the terms of a promissory note dated August 3, 2004. The Company has issued 15,000,000 shares of common stock in lieu of interest. Interest was calculated at approximately 10% over the term of the loan. At September 30, 2005 and December 31, 2004, interest has been prepaid in the amount of $74,792 and $13,390, respectively.

FOOTNOTE  7  -  SUBSEQUENT  EVENTS
------------------------------------

On October 11, 2005, we issued a warrant to purchase 350,000 shares of our common stock to Andy Belmont Media, Inc. in exchange for services rendered. Andy Belmont Media is entitled to exercise the warrant at any time twelve months after the SEC declares a registration statement filed by the Company effective. The exercise price is $1.50 per share of common stock. The warrant expires on October 11, 2007.

On November 1, 2005, we issued convertible debentures of $192,000 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debentures can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $32,000. The discount is to be amortized over the five year term of the convertible debentures. The debentures are payable on November 1, 2010.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis contains a comparison of the results of operations for the three and nine months ended September 30, 2005 and the same period in 2004. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended June 30, 2005.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including the risks described in this report and on our Form 10-KSB filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

June and July of 2005 was a period of fundamental change for Jane Butel Corp. In the third quarter, we faced substantial uncertainty. Our liabilities substantially exceeded our assets and we had reduced our headcount as a result of not being able to meet our escalating expenses. Additionally, we were not able to consummate our Investment Agreement with Dutchess Private Equities Fund mainly because the Registration Statement we filed with the Securities and Exchange Commission was not declared effective. We attempted to locate other sources of funds but we were not successful. As a result, we were unable to access external funding and we could not pay our debts.

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

In July 2005, subsequent to the end of our fiscal year, we entered into an Agreement and Plan of Reorganization with Bootie Beer, the owners of the outstanding pre-merger shares of common stock of Bootie Beer. As a result of this agreement, we merged with Bootie Beer Company, a Florida corporation.

During the three and nine months ended September 30, 2005 we were engaged in the business of brewing, marketing, and selling malt beverage products to a national network of independent beer wholesalers.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

In December 2001, the SEC issued a cautionary advice to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE  RECOGNITION

Net revenues from product sales are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in cost of sales.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

We review our long-lived assets including property and equipment and our identifiable intangible assets subject to amortization whenever current events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the estimated future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of that long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived assets fair value.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

RESULTS  OF  OPERATIONS

REVENUES for the three and nine months ended September 30, 2005 were $121,559 and $146,117, respectively; as compared to $981,490 and $981,490 for the three and nine months ended September 30, 2005. The decrease in revenue for the three and nine month periods ending 2005 as compared to the same three and nine month periods ended September 2004 is due to our lack of funding during the same time frame. Our decrease in revenue resulted from the conclusion of our Florida product test market and our entering a restructuring period whereby we discontinued brewing production to initiate changes for the projected late 2005 national product launch. Our management made several significant changes to the Company and its products during this time period, including changes in our products in response to the results of our test marketing efforts, our marketing plans and administration. Management also diverted Company resources to designing new product packaging, federal and state regulatory filings, marketing and advertising initiatives, executive recruiting and identifying financing partners which lowered revenues.

COST OF GOODS SOLD. Cost of Goods Sold for the three and nine months ended September 30, 2005 were $104,049 and $189,216, respectively, as compared to $518,752 for both the three and nine month periods ended September 30, 2004, respectively. The decrease in cost of goods sold for the period ending September 30, 2005 is directly related to our lower revenue.

MARKETING, DISTRIBUTION & ADMINSTRATIVE EXPENES. MD&A expenses for the three and nine months ended September 30, 2005 were $2,906,113 and $4,324,251, respectively. MD&A Expenses for the three and nine months ended September 30, 2004 were $901,143 and $1,091,582, respectively. As compared to the three and nine months ended 2004, MD&A expenses increased due to the issuance of stock for consulting services and inducement fees for financing we received during the three months ending September 30, 2005. Additional increases in MD&A expenses were due to an increase in salaries. We have hired more sales people because we intend to begin expansion efforts into new territories.

NET LOSS. Net loss for three months ended September 30, 2005 was ($3,059,189) which increased as compared to the three months ended September 30, 2004 loss of ($438,405). For the nine months ended September 30, 2005 the net loss was ($4,627,408) as compared to ($628,844) for the nine months ended September 30, 2004. The increase is attributed to the factors described above.

Going  Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. We have incurred net losses aggregating $7,609,463 through July 27, 2005 and have a working capital deficit of approximately $3,400,000 as of that date. Our ability to operate as a going concern is dependent upon our ability to obtain sufficient debt and/or equity capital.

Our future success is likely dependent on our ability to attain additional capital to support growth and ultimately, upon our ability to attain future profitable operations. There can be no assurance that we will be successful in obtaining such financing, or that we will attain positive cash flow from operations. The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our business plans or generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Liquidity  and  Capital  Resources

As of September 30, 2005, we had total current assets of $665,750 as compared to $142,966 for the period ended December 31, 2004. The increase in total current assets is due to an increase in accounts receivable from shipments made during the third quarter. As of September 30, 2005, cash and cash equivalents were $58,386 as compared to $107,272 as of December 31, 2004. Our principal sources of capital include incoming cash flow from investments. As of September 30, 2005, our current liabilities were $4,008,905 as compared to $1,963,697 as of December 31, 2004. The increase is due to additional capital that we raised and an increase in Loans Payable. There is also an increase in accounts payable as we have begun to increase operation and have been extended credit from various vendors for the shipments. Our stockholder's equity (deficit) at September 30, 2005 was ($4,690,964) as compared to ($1,756,578) for the period ended December 31, 2004. The increase in the deficit was due primarily to additional paid in capital.

We had a net usage of cash due to operating activities for the nine months ended September 30, 2005 of ($2,206,242), as compared to ($1,127,930) for the twelve months ended December 31, 2004. The higher use of cash from operating activities is due to an increase in inventory and an increase in accounts receivable. We had net cash provided by financing activities of $2,177,664 for the nine months ended September 30, 2005 and $1,222,679 for the twelve months ended December 31, 2004. The increase is primarily due to the issuance of debentures.

Financing  Activities

On July 15, 2005, we issued convertible debentures of $72,000 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debentures can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount
of  $12,000.   The  debentures  are  payable  on  July  10,  2010.

On August 3, 2005, we issued convertible debentures of $48,000 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debentures can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $8,000. The discount is to be amortized over the five year term of the
convertible  debentures.   The  debentures  are  payable  on  August  3,  2005.

On September 2, 2005, we issued convertible debentures of $175,200 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debentures can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $28,400. The discount is to be amortized over the five year term of the convertible debentures. The debentures are payable on September 2, 2010.

On September 6, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000. Dr. Thodos exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. The company has reported the 100,000 shares of common stock as shares to be issued on the consolidated condensed balance sheet.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000. Mr. Schuld exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. The company has reported the 100,000 shares of common stock as shares to be issued on the consolidated condensed balance sheet.

Inflation

We do not believe that inflation has had or is likely to have any significant impact on our operations.

CAPITAL  COMMITMENTS

We have an employment agreement with our Chairman, Chief Executive Officer and Interim Chief Financial Officer, Tania Torruella, for $10,000 per month for twelve months. The agreement was signed on September 1, 2005. We also have an employment agreement with our President and Chief Executive Officer, Paul Beleckas, for $8,750 per month for twelve months. The agreement was signed on September 1, 2005.

On May 1, 2004, we entered into a lease agreement with Rudolph Rountree to lease approximately 2,170 square feet of storage space in Winter Park. The annual rent for this space is $27,500. The term of the lease for this space is renewal every twelve months with an increase of ten percent per year.

Subsidiary

As of September 30, 2005, we had one wholly-owned subsidiary, Bootie Holdings Corp.

ITEM  3.  CONTROLS  AND  PROCEDURES

Disclosure  Controls  and  Procedures
-------------------------------------

Our  management  evaluated,  with  the  participation  of  our  Chief  Executive
Officer/Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and
(ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes  in  Internal  Controls  over  Financial  Reporting
-----------------------------------------------------------

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On March 6, 2003, Bootie Beer Company filed a complaint against a "Respondent" with the WIPO Arbitration and Mediation Center, alleging that the Respondent wrongfully transferred various domain names owned by Bootie Beer Company. The WIPO panel found that the "Respondent acted in bad faith and that they wrongfully transferred the domain names from Bootie Beer Company to the Respondents name without BBC knowledge or authority, and made false statements on the transfer agreements." On May 28, 2002 the WIPO Arbitration Panel ruled in favor of Bootie Beer Company and ordered that the domain names in question were transferred back to Bootie Beer Company, with the exception of bootiewear.com, grabebootie.com and justgrabebootie.com, which were denied by the Panel.

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

On August 19, 2005, Gemstone Securities, LLC made a formal demand under Rule R-4 of the Commercial Arbitration Rules of the American Arbitration Association that a contract dispute with Bootie Beer Company be arbitrated in Tampa, Florida by the American Arbitration Association in conformance with the parties' contractual arrangement. The parties to the dispute include Bootie Beer Company, Gemstone Securities, LLC, and Jane Butel Corp. d/b/a Bootie Beer Company. Gemstone alleges Bootie Beer breached a March 2005 contract in which it was agreed that Gemstone would advise and assist Bootie Beer in securing and facilitating a reverse merger transaction and in securing funding with an institutional investor and/or accredited investor. Gemstone is requesting the payment of all commissions, attorneys fees, costs, and the granting of warrants associated with the alleged breach of agreement. The remedy sought consists of $48,000 as the value of 2% of the 200,000,000 authorized shares of Jane Butel Corporation; $90,000 which is 9% of what is believed to have been a $1,000,000 bridge financing; payment of a 7% commission on any long term funding; and the granting of certain warrants. We have responded to the demand and have denied all allegations and allege that claimant made numerous material misrepresentations of fact. We believe this matter is too preliminary to predict the outcome.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES

On July 15, 2005, we issued convertible debentures of $72,000 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debentures can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount
of  $12,000.   The  debentures  are  payable  on  July  10,  2010.

On August 3, 2005, we issued convertible debentures of $48,000 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debentures can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $8,000. The discount is to be amortized over the five year term of the
convertible  debentures.   The  debentures  are  payable  on  August  3,  2005.

On September 2, 2005, we issued convertible debentures of $175,200 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debentures can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $28,400. The discount is to be amortized over the five year term of the convertible debentures. The debentures are payable on September 2, 2010.

On September 6, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000. Dr. Thodos exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. The company has reported the 100,000 shares of common stock as shares to be issued on the consolidated condensed balance sheet.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000. Mr. Schuld exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. The company has reported the 100,000 shares of common stock as shares to be issued on the consolidated condensed balance sheet.

We believe that the issuance of these shares was exempt from registration under the Securities Act by reason of Section 4(2) thereof and/or Regulation D under the Securities Act as a non-public sale of securities due to the absence of a general solicitation, the general nature and circumstances of the sale, including the qualifications of the purchasers, and the restrictions on resales imposed on the securities acquired.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  Applicable.

ITEM  5.  OTHER  INFORMATION

Not  Applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

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

3.2 By-Laws of Earth Labs, Inc. (included as exhibit 3.1 to the Form SB-2 filed December 29, 2004, and incorporated herein by reference).

3.3 Amendment to Amended and Restated Articles of Incorporation, dated December 14, 2004 (included as exhibit 3.1 to the Form 8-K filed July 29, 2005, and incorporated herein by reference).

3.4 Amendment to Amended and Restated Articles of Incorporation, dated June 27, 2005 (included as exhibit 3.2 to the Form 8-K filed July 29, 2005, and incorporated herein by reference).

3.5 Amendment to Amended and Restated Articles of Incorporation, dated July 18, 2005 (included as exhibit A to the Form PRE 14C filed August 1, 2005, and incorporated herein by reference).

3.6 Amendment to Amended and Restated Articles of Incorporation, dated September 19, 2005 (included as exhibit B to the Form PRE 14C filed August 30, 2005, and incorporated herein by reference).

3.7 Amendment to Amended and Restated Articles of Incorporation, dated November 1, 2005 (included as exhibit 3.1 to the Form 8-K filed November 2, 2005, and incorporated herein by reference).

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

4.5  Convertible  Debenture  Agreement  between  the  Company  and  21st Century
Technologies, Inc., dated June 21, 2005 (included as exhibit 4.1 to the Form 8-K filed June 27, 2005, and incorporated herein by reference).

4.6 Certificate of Class A Convertible Preferred Stock, dated November 23, 2004 (included as exhibit 4.1 to the Form 8-K filed July 29, 2005, and incorporated herein by reference).

4.7 Convertible Debenture Agreement between the Company and Jane Butel, an individual, dated June 10, 2005 (included as exhibit 4.8 to the Form 10-KSB filed October 3, 2005, and incorporated herein by reference).

4.8 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated June 16, 2005 (included as exhibit 4.9 to the Form 10-KSB filed October 3, 2005. and incorporated herein by reference).

4.9 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated July 15, 2005 (filed herewith).

4.10 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated August 3, 2005 (filed herewith).

4.11 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated September 2, 2005 (filed herewith).

4.12 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated November 1, 2005 (included as exhibit 4.1 to the Form 8-K filed November 2, 2005, and incorporated herein by reference).

4.13 Common Stock Purchase Warrant between the Company and John R. Thodos, dated September 6, 2005 (included as exhibit 10.1 to the Form 8-K filed September 19, 2005, and incorporated herein by reference).

4.14 Common Stock Purchase Warrant between the Company and Daniel Schuld, dated September 27, 2005 (included as exhibit 10.1 to the Form 8-K filed October 3, 2005, and incorporated herein by reference).

4.15 Common Stock Purchase Warrant between the Company and Andy Belmont Media, Inc., dated October 11, 2005 (included as exhibit 10.1 to the Form 8-K filed October 12, 2005, and incorporated herein by reference).
10.1 Indemnification Agreement between Jane Butel, Tex-Mex, Inc., Earth Labs, Inc., Labarbera Venture Capital, C. Rowland Hanson, Health-E, Inc., and J. Scott Briggs, dated August 16, 2002 (included as exhibit 10.2 to the Form 10-SB12G filed November 21, 2002, and incorporated herein by reference).

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

10.14 Employment Agreement between the Company and Tania Torruella, dated September 1, 2005 (filed herewith).

10.15 Employment Agreement between the Company and Paul Beleckas, dated September 1, 2005 (filed herewith).

10.16 Commercial Lease Agreement between the Company and Rudolph Rountree, dated April 4, 2004 (filed herewith).

14.1 Corporate Code of Conduct and Ethics (included as exhibit 14.1 on the Form 10-KSB filed October 3, 2005, and incorporated herein by reference).

21.1  List  of  Subsidiaries  (filed  herewith).

31.1 Certification of the Chief Executive Officer/Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports  on  Form  8-K

On July 27, 2005, we filed an 8-K regarding Entry into a Material Definitive Agreement; Completion of Acquisition or Disposition of Assets; and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. We entered into an Agreement and Plan of Reorganization with Bootie Beer, the owners of the outstanding pre-merger shares of common stock of Bootie Beer, and Dutchess Advisors, LLC to purchase all of the issued and outstanding common stock of Bootie Beer in exchange for our voting common stock. As a result of the transaction, Bootie Beer became our wholly-owned subsidiary.

On July 29, 2005, we filed an 8-K regarding Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year. The amendments included: on November 23, 2004, our Board of Directors approved a new series of Class A Convertible Preferred Stock; on December 14, 2004, our shareholders approved an increase in our authorized common stock; and on June 16, 2005, our Board of Directors approved a 100:1 reverse stock split.

On August, 1, 2005, we filed an 8-K regarding Changes in Control of Registrant and Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. Our Board of Directors appointed Antonio R. Torruella, Stephanie Stans Warren, Paul M. Beleckas, and Tania Mercedes Torruella to the Board of Directors; Ms. Torruella as Chairperson of the Board of Directors; Ms. Torruella as Chief Executive Officer; and Dennis Bryson as Chief Financial Officer and Principal Accounting Officer.

On August 3, 2005, we filed an 8-K regarding Unregistered Sales of Equity Securities. We issued a total of 49,753,480 shares of restricted common stock allocated as follows: 31,033,480 to The Torruella Family Trust, LLC; 7,000,000 to Stans Foundation; 3,500,000 to Bootie Beer Holdings, LLC; 3,000,000 to SHS & Susan E. Stans; 2,000,000 to Steven H. Stans; 1,000,000 to Tyler M. Stans; 1,000,000 to Stephanie Stans Warren 500,000 to Beth Mock Leblanc; 500,000 to Terry Brown; and 220,000 to Paul Beleckas. The shares were issued pursuant to the Agreement and Plan of Reorganization dated July 19, 2005.

On September 19, 2005, we filed an 8-K regarding Unregistered Sales of Equity Securities. We issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000. Dr. Thodos is entitled to exercise the Warrants at any time twelve months after the SEC declares a registration statement filed by the Company effective

On October 3, 2005, we filed an 8-K regarding Unregistered Sales of Equity Securities. We issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000. Daniel Schuld is entitled to exercise the Warrants at any time twelve months after the SEC declares a registration statement filed by the Company effective

On October 4, 2005, we filed an 8-K regarding Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. Our Board of Directors accepted the resignation of Dennis Bryson as Chief Financial Officer and appointed Tania Torruella, our Chief Executive Officer, as Interim Chief Financial Officer.

On October 12, 2005, we filed an 8-K regarding Unregistered Sales of Equity Securities. We issued a warrant to purchase 350,000 shares of our common stock to Andy Belmont Media, Inc. in exchange for services rendered.

On October 18, 2005, we filed an Amended 8-K regarding Entry into a Material Definitive Agreement; Completion of Acquisition or Disposition of Assets; and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. We filed the required financial statements associated with the Agreement and Plan of Reorganization we entered with Bootie Beer, the owners of the outstanding pre-merger shares of common stock of Bootie Beer, and Dutchess Advisors, LLC to purchase all of the issued and outstanding common stock of Bootie Beer in exchange for our voting common stock.

On November 2, 2005, we filed an 8-K regarding Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation or an
Obligation under an Off-Balance Sheet Arrangement of a Registrant. We entered into a convertible debenture agreement with Dutchess Private Equities Fund, II, L.P. The principle amount of the convertible debenture is $192,000.

On  November  2,  2005,  we  filed  an  8-K  regarding Amendments to Articles of
Incorporation or Bylaws; Change in Fiscal Year. Our shareholders approved changing our corporate name from Jane Butel Corporation to Bootie Beer Corporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BOOTIE  BEER  CORPORATION
-------------------------------------------
(Registrant)


Date:  November  18,  2005



/s/  Tania  Torruella
______________________
Tania  Torruella
Chief  Executive  Officer  and
Interim  Chief  Financial  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures
----------


  Signature                      Title                             Date
______________          _____________________________         _______________

/s/  Tania  Torruella        Chief  Executive Officer        November  18,  2005
______________               Chairperson  &  Interim
Tania  Torruella             Chief  Financial  Officer


/s/  Antonio  R.  Torruella         Director                 November  18,  2005
_________________
Antonio  R.  Torruella


/s/  Stephanie  Stans  Warren       Director                 November  18,  2005
________________
Stephanie  Stans  Warren


/s/  Paul  M.  Beleckas             Director                 November  18,  2005
_________________
Paul  M.  Beleckas