Form 10KSB
period 2005-12-31
Bootie Beer CORP
filed 2006-04-14
CIK 1204853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-50104

                             BOOTIE BEER CORPORATION
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Florida                                               65-0327060
 ------------------------------                               -----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

          620 North Denning Drive, Ste 100, Winter Park, FL 32789-3064
                     --------------------------------------
                    (Address of principal executive offices)


                                 (407-622-5999)
                            -------------------------
                           (issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, .001
                              PAR VALUE PER SHARE.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer had $428,711 in revenues for the fiscal year ended December 31, 2005.

As of December 31, 2005, we had 52,500,031 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             BOOTIE BEER CORPORATION
                                   FORM 10-KSB



                                TABLE  OF  CONTENTS

PART  I                                                                PAGE  NO.

ITEM  1.     DESCRIPTION OF BUSINESS.                                          2
ITEM  2.     DESCRIPTION OF PROPERTY.                                          6
ITEM  3.     LEGAL PROCEEDINGS.                                                6
ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              7

PART  II

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.         7
ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.        9
ITEM  7.     FINANCIAL STATEMENTS.                                            15
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.                             35
ITEM  8A.    CONTROLS AND PROCEDURES.                                         35
ITEM  8B.    OTHER INFORMATION.                                               35

PART  III
ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.      35
ITEM  10.    EXECUTIVE COMPENSATION.                                          35
ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                      36
ITEM  12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                  36
ITEM  13.    EXHIBITS.                                                        36
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                          38

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview
--------

Bootie Beer Corporation (the "Company") is engaged in the business of brewing, marketing, and selling malt beverage products to a national network of independent beer wholesalers. Effective July 27, 2005, the shareholders of the Company consummated a reverse merger stock exchange agreement with Jane Butel Corporation, a publicly held company. Under the terms of the agreement, the Company's shareholders received 49,753,480 shares of common stock of Jane Butel Corporation in exchange for all of the outstanding shares of Bootie Beer Company on a one-for-one basis. The reverse merger was accounted for using the purchase method. Accordingly, the merger of the two companies was recorded as a recapitalization with Bootie Beer Corporation being treated as the continuing entity. The historical financial statements presented are those of Bootie Beer Corporation.

History
-------
We were incorporated in the State of Florida in April 1992 under the name Institute for Strategic Business Development, Inc. to engage in the business of providing business consulting, planning and counseling services to small and medium sized businesses and as a resource center for business consultants. In December 1996 we acquired Earth Labs, Inc., a health and beauty aid company, and changed our name to Earth Labs, Inc. in January 1997. We cancelled the acquisition of this company later in 1997 with the consent of the shareholders of this company and the shares we issued were returned and cancelled. In January 1999 we acquired a majority interest in U'i Hawaii, Inc., a Hawaii corporation, which was seeking to develop a line of skin care products. This company was unable to bring any products to market due to insufficient working capital. We sold this company in 2002. In September 2002 we acquired Tex-Mex, Inc., a New Mexico corporation. In October 2002 we changed our name to Jane Butel Corporation. On July 27, 2005, Bootie Beer Company acquired the outstanding common stock of Jane Butel Corporation in a reverse merger transaction whereby Bootie Beer Corporation is the continuing entity and the financial statements include the historical results of Bootie Beer Corporation. On November 1, 2005, the Company changed its name to Bootie Beer Corporation.

Strategic Alliances
-------------------

Bootie Beer Corporation entered in to a strategic alliance with City Brewing in Lacrosse Wisconsin. City Brewing is one of the nation's largest independent brewing facilities not owned by one of the big three, Anheuser-Busch, SABMiller or Coors. A primary competitive advantage to have City Brewing be the first brewer of record for BBC is it allows the Company to focus on research, development and sales and marketing strategies. Currently, all brewing, filling, labeling, packaging and loading will take place at City Brewing. City Brewing has incentive to provide Bootie Beer with quality product, pricing and services in order to fill their excess production capacity up to 20,000,000 cases annually.

Currently, City Brewing is brewing several other national brands. Their experience and quality brewing capabilities may assist Bootie Beer in becoming a key supplier to distributors and retailers.

The Industry
------------

Three companies dominate U.S. beer industry in the United States, according to estimates by Beer Marketer's Insights: Anheuser-Busch Cos. Inc., with a leading 48.6% share in 2001; Miller Brewing Co. (19.6%); and Adolph Coors Co. (11.1%). Together, these firms commanded nearly 80% of the nation's beer market in 2001. Anheuser-Busch Cos. brews its beer through a system of 12 breweries in the United States and sells it through more than 700 independent wholesalers. Miller owns and operates eight U.S. breweries, and majority interest in other independent breweries. Coors Brewing Co. has three domestic production facilities and sells its products through more than 400 independent wholesalers; it has the world's largest single-site brewery in Golden, Colorado; a packaging and brewing facility in Memphis, Tennessee and a packaging and distribution facility near Elkton, Virginia.

Consumer buying patterns and demand for alcoholic beverages are affected by price, value and demographics factors. The quantity of alcoholic beverages that a nation consumes tends to remain steady during periods of both recession and prosperity. In contrast, the quality of the products purchased is directly related to real disposable personal income. A decline in disposable income puts downward pressure on the prices of consumer products, as people shift away from buying premium-priced, brand-name products in favor of lower-priced brands and private-label goods. The alcoholic beverages industry experienced this scenario in the early 1990s, as value-priced beer brands like Busch and Natural Light cut into the market shares of such premium-priced beers as Budweiser, Michelob, and Molson.

Private-label beers have not established a significant presence in the brewing industry. Nonetheless, virtually all of the major brewers market beer products that target most price points. Although low-priced beers generally reap lower profit margins than high-priced, they help maintain production efficiency by keeping brewing production capacity utilization at high levels.

Demographic changes affect the demand for consumer goods in general, and alcoholic beverages are particularly sensitive. In the United States, principal among these changes is the aging of the population. However, over the next decade, we expect the 21-27 year-old age group to show strong growth, something that did not happen in the 1980s and 1990s. This increase in the number of individuals reaching drinking age is a positive development for beer producers because young adults consume beer in greater quantities.

The barriers to entry in the U.S. beer industry are high. The capital needed to build manufacturing facilities, together with the high cost of advertising and distribution, are substantial. We have overcome the barrier to entry of owning manufacturing facilities by utilizing the excess capacity of large brewers. We can allocate the majority of the investment capital to advertising, sales, promotions and distribution. Concentration of funding for brand development allows us to focus on developing an immediate and significant competitive presence in the market place, thereby, establishing a strong brand name, consumer loyalty and opportunities for market share growth.

According to Standard & Poor's, the U.S. brewing industry will benefit from an extremely favorable pricing environment for beer, improving demographics, trends and rising consumption of premium products.

Product  Quality
----------------

Bootie brands are brewed with fresh ingredients, resulting in a light refreshing, low carbohydrate and lager beer. Bootie has a familiar mainstream taste with uncompromised quality.

Competitive  Pricing
--------------------

We aim to provide consumers Bootie Beer products at premium price in tandem with Budweiser, Miller and Coors. We believe that the Bootie trademarks are extremely relevant to the 21 plus beer drinkers. Our pricing philosophy is to provide consumers a high quality product and drinking experience.

Manufacturing
-------------

We manufacture our products using the machinery, equipment and excess capacity of contract breweries. This strategy provides us with flexibility, in addition to economies of scale, quality and cost advantages. We follow strict guidelines in selecting the appropriate brewery and monitoring the production process in order to ensure that quality control standards are attained. We believe we will have or can obtain adequate capacity for the production of our products for the foreseeable future.

Customers
---------

We market our products to existing beer, wine and spirits distributors, retailers and consumers. Marketing is key to driving product demand and revenues. We target established Miller Beer or Coors Beer wholesalers for product sales and distribution. As of December 15, 2005, we have secured distribution agreements with wholesalers that offer statewide distribution in Washington, Oregon, Idaho, Montana, and Massachusetts. We have secured retail chain distribution in those territories with Albertsons, Wal-Mart, Seven-Eleven and others, including many independent retailers.

We intend to establish mass distribution by focusing on strong relationships with distributors, sales representatives and on and off-premise retailers. Our unique sales and marketing services will target distributor and retailer needs, while increasing Bootie Beer brand image and revenues.

We have also recruited a strong sales force that have key industry contacts and relationships. We believe strong relationships with distributors, national account buyers, and grocery and convenience store chains are key to growing sales.

Marketing
---------

We intend to drive consumer demand, volume and revenues through unique sales, marketing, promotion and communication strategies. Our objective is to provide beer drinkers a new, contemporary, exciting beer drinking experience, totally differentiated from competitors. We intend to focus marketing efforts with television, outdoor, radio, event sponsorship and on-premise promotions.

Competition
-----------

The beer industry is highly competitive and highly fragmented. The beer industry has also experienced significant consolidation in recent years and many of our competitors are significantly larger and have substantially greater financial, distribution, marketing and other resources and have achieved recognition for their brands and for their portfolios of beer. In addition, our distributors (and the retailers that are the customers of distributors) offer products that compete directly with our products for retail shelf space and consumer purchases .. Accordingly, there is a risk that these distributors or retailers may give higher priority to products of our competitors. Our distributors and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support. Additionally, competition by existing and future competitors could result in an inability to secure supplier, wholesaler and retailer relationships.

Intellectual Property
---------------------

Bootie Beer Company completed the registration process at the U.S. Patent and Trademark Office and owns the following registered trademark names and rights, for its primary marks: Bootie, Bootie Beer, Bootie Lager, Bootie Light, America's Entertainment Beer, Grabebootie, Bootie Online, Bootie Call and Bootie Bar. Bootie Ultra95 is a pending trademark.

Our subsidiary, Bootie Beer Company, owns the following domain names for its primary marks: bootiebeer.com, bootielager.com, bootielight.com, bootieU95.com, bootieultra95.com, bootiebar.com, bootieonline.com, bootiebeergear.com, bootiemagazine.com, greatbootie.com, bootiebrewpub.com, bootiemusic.com, bootiestore.com and bootietown.com.

Employees
---------

We employed ten individuals in the United States, including sales, administrative and management personnel, as of December 31, 2005.

Regulatory Restrictions & Requirements on our Business
------------------------------------------------------

The United States Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau has authorized us to brew and package malt beverage products at brewing facilities located in La Crosse, Wisconsin. Additionally, we hold the appropriate state and local licenses necessary to ship its products to its wholesalers.

We are also required to file a bond covering our operations at the brewery. The Brewer's Bond is conditioned upon the brewer faithfully complying with all provisions of law and regulations relating to the activities covered by the bond and paying all taxes imposed under the Internal Revenue Code on beer. In addition to the Brewer's Bond, we filed a Consent of Surety allowing the terms of the bond to change as an alternated operations with City Brewing Company.

We are required to obtain a Wisconsin Brewer's Permit and file an Alcohol Beverages Tax Bond with the Wisconsin Department of Revenue. The application and bond were filed and a Brewer's Permit was issued by the Wisconsin Department of Revenue on February 9, 2004. The Tax and Trade Bureau issued an approved Brewer's Notice on March 8, 2004.

We were required to submit Bootie Beer container labels to the Tobacco Tax and Trade Bureau in order to secure Certificate/Exemption of Label/Bottle Approval ("COLA's") for each label prior to shipment of its products in interstate commerce. the Tobacco Tax and Trade Bureau has approved and issued COLA's for each label or container we produce and ship in interstate commerce.

Environmental Matters
---------------------

We are subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of environmentally sensitive materials, such as, excess finished liquid materials. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high.

Other Regulatory Matters
------------------------

While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, local and foreign regulations, we may not be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

The address of our principal executive office is 620 North Denning Drive, Suite 100, Winter Park, FL 32789. On May 1, 2004, we entered into a lease agreement with Rudolph Rountree to lease approximately 2,170 square feet of storage space in Winter Park. The annual rent for this space is $27,500. The term of the lease for this space is renewal every twelve months with an increase of up to ten percent per year.

In March 2004, the Company entered into a three year lease for corporate office space in Albuquerque, New Mexico. The office space consisted of 3,684 sq ft at $4,500 per month. In August 2005, the Company reached a settlement with its landlord to terminate this lease in lieu of a payment of $25,346 and additional installment payments of $1,408.12 per month through September 2007.

ITEM 3. LEGAL PROCEEDINGS.

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

On May 23, 2005 the Company entered into a Consulting Agreement with respect to operations, business strategy, and other matters pertaining to the business of the Company as shall be specified from time to time by the Company's President and/or other officer(s) and assist in reviewing material transactions (the "Consulting Agreement"). Under the Consulting Agreement, the Consultant received 2,493,750 shares of common stock as compensation for his services which were registered by us on a Form S-8 filed on July 25, 2005, pursuant to advice from counsel selected by the Consultant. During the first quarter of 2006, we received information that led Bootie to believe that the S-8 registration had been inappropriately used resulting in improper offers and sales in the public market of the common stock originally issued to the Consultant as compensation for specified services to be rendered pursuant to the Consulting Agreement.

We began an immediate investigation, which is ongoing, of these matters and under the direction of our Chief Executive Officer, Ms. Tania Torruella, communicated the request to cease and desist from any further sales of the Company stock. The Company specifically put Mr. Novielli and and/or Dutchess Capital Management, LLC and/or affiliates on notice that based on the information developed to date that the Form S-8 registration statement may not have been appropriate for registration of the shares of our common stock issued pursuant to the Consulting Agreement and that, if so, they had improperly sold shares issued pursuant to the S-8 registration. On March 29, 2006 Bootie requested the return of the shares issued to the Consultant. The Company also issued a cease and desist letter to the Consultant's affiliate to prevent further sales of the Bootie's stock until this matter is resolved. The Company is in negotiations for the immediate return all the shares issued under the Consulting Agreement. The Company is currently investigating its ability to terminate the effectiveness of the July 25, 2005 S-8 registration. Provided the Company is permitted to terminate the S-8 registration, the Company shall effect the termination as soon as possible.

The facts developed thus far through this investigation indicate that the Company was misadvised to file the registration statement on Form S-8 and that the sales by Mr. Novielli and/or Dutchess Capital Management, LLC of the shares covered by the S-8 registration may have therefore been resold in the public market in violation of Section 5 of the Securities Act of 1933, as amended. We believe that a limited number of shares of common stock may have been resold in the public market in violation of Section 5 of the Securities Act of 1933, as amended. We may be liable for rescission and other damages with respect to these sales, including monetary fines or other regulatory sanctions as provided under applicable securities laws.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the period covered by this report.



                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The company does not currently have a formal investor relations plan in place.

Shareholders
------------

As of December 31, 2005 there were approximately 809 holders of record of our common stock.

Dividend Policy
---------------

We have never declared a cash dividend on our common stock and our Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

On June 6, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion. The debenture is only convertible at 1/12th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 6, 2008.

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, and individual. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion. The debenture is only convertible at 1/24th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 10, 2008. Currently the balance on the debenture is $181,472.

On June 16, 2005, we issued convertible debentures of $66,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $1,192 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on June 16, 2008.

On July 15, 2005, we issued convertible debentures of $72,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $1,100 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on July 15, 2008.

On August 3, 2005, we issued convertible debentures of $48,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $667 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on August 3, 2008.

On September 2, 2005, we issued convertible debentures of $175,200 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $1,947 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on September 2, 2008.

On September 6, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000. Dr. Thodos exercised this warrant with a price of $0.01 per share, during 2005. These shares of common stock were included as "shares to be issued" on the balance sheet at December 31, 2005.

On September 13, 2005, we issued a promissory note to the Steven H. Stans Foundation for $467,000. The promissory note carried interest at a rate of 6%. The Company awarded Steve Stans 1,000,000 shares of the Company's common stock on September 13, 2005 as an inducement to provide financing in the form of the promissory note. Interest expense of $810,000 was recorded as of December 15, 2005 to reflect the issuance of these shares. These shares of common stock had not been issued as of December 31, 2005 and are recorded as "shares to be issued" on the balance sheet as of December 31, 2005.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000. Mr. Schuld exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. These shares of common stock were included as "shares to be issued" on the balance sheet at December 31, 2005.

On November 1, 2005, we issued convertible debentures of $192,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $1,067 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on November 1, 2008.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercadus & Partners, Limited, SICAV ONE. At December 31, 2005, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. These shares were subsequently issued in February 2006.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercadus & Partners, Limited, SICAV TWO. At December 31, 2005, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. These shares were subsequently issued in February 2006.

During the year ended December 31, 2005, the Company has issued 3,247,430 shares of common stock and recognized approximately $2,556,540 in stock-based compensation expense for services performed and in lieu of interest on certain debts.

The Company has recognized inducement fee expense of $456,579 related to the issuance of warrants to purchase 468,000 shares of common stock at a purchase price of $1.00 during the year ended December 31, 2005.

The Company has recognized beneficial conversion feature expense of $28,000 arising from conversion privileges such as common stock purchase discounts for certain debt financings consummated during the year ended December 31, 2005.

Common Equity
-------------

The Company's common stock began trading over the counter on July 14, 2004 and is quoted on the OTC Bulletin Board under the symbol "BTIB".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Financial Statements and related notes thereto appearing elsewhere.

Cautionary Statement Regarding Forward-Looking Matters
------------------------------------------------------

In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words "believe", "anticipate, "estimate", "expect", "are of the opinion that" and words of similar import, constitute "forward-looking statements".

You should not place any undue reliance on these forward-looking statements. You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors. You should not place undue reliance on these forward-looking statements. We do not intend to update any forward-looking statements as a result of new information, future events or developments, except as required by law.

Overview
--------

Our major source of revenue is from the sale of our beer products, Bootie Beer and Bootie Beer Light.

CRITICAL ACCOUNTING POLICIES

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

Revenue Recognition
-------------------

Net revenues from product sales are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in cost of sales.

Impairment of Long-Lived Assets
-------------------------------

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

Advertising Costs
-----------------

We expense advertising costs as incurred.


Stock-based Compensation
------------------------

We account for the issuance of our common stock or other equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Discontinued  Operations
------------------------

In 2005, we determined to discontinue our existing operations and to sell the assets to Jane Butel, an individual. On June 21, 2005, we completed the sale of our assets for total cash proceeds of $500. The assets sold consisted primarily of accounts receivable, inventories, property and equipment, and other assets. The buyer also assumed certain accounts payable and accrued liabilities. In 2005, we recognized a loss on disposal of $170,045 on the sale of these assets.

Going Concern
-------------

Our audited financial statements for the twelve months ended December 31, 2005, reflect a net loss of ($7,817,825) and negative cash flows from operations of $(4,240,106). These conditions indicate a need to acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by selling additional shares of common stock and also issuing convertible debentures and anticipate the proceeds from the sale of the shares of common stock will provide us with our necessary cashflow needs for the foreseeable future, as we continue the expansion of our national distribution plan. We believe this will generate the additional cash required to fund our operations and allow us to meet our obligations.

The primary objective of the Company business model is to develop a malt beverage and/or alcohol related beverages that realizes a high level of consumer demand. The Company invests in many test markets and marketing strategies in pursuit of that objective. As a result, the Company seeks investment capital to fund operations to aid in the pursuit and development of a high consumer demand malt beverage product. Currently, the Company is testing various marketing strategies to develop Bootie Beer brands and other malt beverage brand extensions and other alcohol related beverages. As a result, the most significant expenditure items in the operation is research, marketing development and advertising. We tested some of our strategies for Bootie Beer brands in Florida in 2004 and early 2005. After concluding the test in Florida we tested the strategies in Washington, Oregon, Montana, Idaho and Massachusets. We believe the sales results in the North West and in Massachusetts were lower in than in Florida resulting from a less effective marketing strategy and lower investment capital. The Company will continue to seek investment capital and revisit these territories and new territories with new brand development strategies. The Company finances operations, growth and development of brand strategies predominantly through investment capital.

YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO YEAR ENDED DECEMBER 31, 2004

Net Revenues
------------

Net revenues for the year ended December 31, 2005 were $428,711 compared to $2,093,158 for the year ended December 31, 2004. The significant drop in sales resulted from concluding the Florida test market and discontinuing selling Bootie Beer to the Florida distributor in early 2005. During this same period the company experienced a reduction of investment capital for marketing, to drive consumer demand at a similar rate of sale, and in late 2005 the company transitioned the test markets to five states in the North East and North West.

Costs of Goods Sold
-------------------

Costs of goods sold for the year ended December 31, 2005 were $378,623 compared to $1,548,088 for the year ended December 31, 2004. The decrease is due to the significant decrease in revenues in 2005, as compared to 2004.

Operating Expenses
------------------

Operating Expenses for the year ended December 31, 2005 were $5,582,769 compared to $2,470,523 for the year ended December 31, 2004. The increase was due to significant stock-based compensation, marketing and creative development and general costs associated with our expansion plans implemented in 2005.

Net Loss
--------

Net loss for the year ended December 31, 2005 was ($7,817,825) compared to ($1,960,350) for the year ended December 31, 2005. The increase in the net loss is directly related to the decreased gross profit and increase in operating expenses discussed above.

Basic and Diluted Loss per Share
--------------------------------

Our basic and diluted loss per share for the year ended December 31, 2005 was ($.34) compared to ($63.75) for the year ended December 31, 2004. The decreased net loss per share is a direct result of the issuance of 49,753,480 shares of common stock to consummate the merger of Bootie Beer Corporation and Jane Butel Corporation on July 27, 2005.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2005, our total current assets were $292,844 and our total current liabilities were $5,552,284. Our Stockholder's Deficit at December 31, 2005 was ($12,738,900).

As of December 31, 2005, we had debt of $5,025,485. We make annual or semi-annual interest payments on the debt under our convertible notes, which are due in 2008. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our debt, we will be in default.

FINANCING ACTIVITIES

On June 6, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion. The debenture is only convertible at 1/12th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 6, 2008.

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, and individual. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion. The debenture is only convertible at 1/24th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 10, 2008. Currently the balance on the debenture is $181,472.

On June 16, 2005, we issued convertible debentures of $66,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $1,192 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on June 16, 2008.

On July 15, 2005, we issued convertible debentures of $72,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $1,100 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on July 15, 2008.

On August 3, 2005, we issued convertible debentures of $48,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $667 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on August 3, 2008.

On September 2, 2005, we issued convertible debentures of $175,200 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $1,947 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on September 2, 2008.

On September 6, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000. Dr. Thodos exercised this warrant with a price of $0.01 per share, during 2005. These shares of common stock were included as "shares to be issued" on the balance sheet at December 31, 2005.

On September 13, 2005, we issued a promissory note to the Steven H. Stans Foundation for $467,000. The promissory note carried interest at a rate of 6%. The Company awarded Steve Stans 1,000,000 shares of the Company's common stock on September 13, 2005 as an inducement to provide financing in the form of the promissory note. Interest expense of $810,000 was recorded as of December 15, 2005 to reflect the issuance of these shares. These shares of common stock had not been issued as of December 31, 2005 and are recorded as "shares to be issued" on the balance sheet as of December 31, 2005.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000. Mr. Schuld exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. These shares of common stock were included as "shares to be issued" on the balance sheet at December 31, 2005.

On November 1, 2005, we issued convertible debentures of $192,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $1,067 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on November 1, 2008.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercadus & Partners, Limited, SICAV ONE. At December 31, 2005, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. These shares were subsequently issued in February 2006.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercadus & Partners, Limited, SICAV TWO. At December 31, 2005, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. These shares were subsequently issued in February 2006.

During the year ended December 31, 2005, the Company has issued 3,247,430 shares of common stock and recognized approximately $2,556,540 in stock-based compensation expense for services performed and in lieu of interest on certain debts.

The Company has recognized inducement fee expense of $456,579 related to the issuance of warrants to purchase 468,000 shares of common stock at a purchase price of $1.00 during the year ended December 31, 2005.

The Company has recognized beneficial conversion feature expense of $28,000 arising from conversion privileges such as common stock purchase discounts for certain debt financings consummated during the year ended December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS.



JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
----------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

               Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Bootie Beer Corporation


We have audited the accompanying balance sheets of Bootie Beer Corporation as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bootie Beer Company as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


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


/s/  Jaspers + Hall, PC
-----------------------------
     Jaspers + Hall, PC


Denver, Colorado
April 10, 2006

                                 BOOTIE BEER CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31, 2005 and 2004

                                                              2005             2004
                                                          ------------    ------------
                                   A S S E T S
CURRENT ASSETS
    Cash                                                  $     19,497    $    107,272
    Accounts Receivable net of allowance for bad debt          107,508          18,241
    Inventories                                                165,839          17,453
                                                          ------------    ------------
          Total Current Assets                                 292,844         142,966

FIXED ASSETS
    Brewery Equipment                                           45,119          45,119
    Vehicles                                                    50,203          50,203
    Printing Plates                                             28,447            --
    Computers                                                    5,268            --
    Tradeshow Booths                                             2,963            --
    Accumulated Depreciation                                   (34,467)        (15,781)
                                                          ------------    ------------
          Total Fixed Assets                                    97,533          79,541

OTHER ASSETS
    Prepaid Interest                                              --            13,390
    Long Term Investments - Certificate of Deposit             201,986            --
                                                          ------------    ------------
                                                               201,986          13,390
                                                          ------------    ------------
          Total Assets                                    $    592,363    $    235,897
                                                          ============    ============

                              L I A B I L I T I E S

CURRENT LIABILITIES
    Bank Lines of Credit                                  $    447,517    $    624,800
    Accounts Payable and Accrued Expenses                    1,920,163         798,887
    Payroll Taxes Payable                                       56,251            --
    Current Portion of Auto Note Payable                         8,384           9,366
    Short Term Notes Payable - Vendors                         217,243            --
    Advances from Officer                                       13,330          30,644
    Current Portion of Note Payable - Officer                  354,106            --
    Note Payable - Shareholder                               2,075,674         500,000
    Note Payable - Other                                       468,000            --
                                                          ------------    ------------
          Total Current Liabilities                          5,560,668       1,963,697

LONG-TERM LIABILITIES
    Auto Note Payable, Less Current Portion                     20,412          28,778
    Notes Payable                                              111,952            --
    Note Payable - Officer, net of Current Portion             180,996            --
    Convertible Debt, net of Debt Discount                   1,358,444            --
                                                          ------------    ------------
          Total Long-Term Liabilities                        1,671,804          28,778
                                                          ------------    ------------

          Total Liabilities                                  7,232,472       1,992,475

    Commitments and Contingencies

                      S T O C K H O L D E R S ' DEFICIT

Preferred Stock                                                   --              --
    2,500,000 authorized shares, 0 shares issued
     and outstanding, $1.00 par value
Common Stock
    200,000,000 authorized shares, $.001 par value
    52,500,031 and 36,500,000 shares issued
    and outstanding                                             52,500          36,500
Shares to be Issued                                             11,200            --
Additional Paid-in-Capital                                   9,410,091         601,170
Subscription Receivable                                     (3,375,000)           --
Accumulated Deficit                                        (12,738,900)     (2,394,248)
                                                          ------------    ------------
          Total Stockholders' Deficit                       (6,640,109)     (1,756,578)
                                                          ____________    ____________

          Total Liabilities and Stockholders' Equity      $    592,363    $    235,897
                                                          ============    ============

                       The accompanying notes are integral part of
                         the consolidated financial statements.

                                           16

                             BOOTIE BEER CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                 For the Year Ending December 31
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------

REVENUES                                          $    428,711     $  2,093,158
COST OF SALES                                          378,623        1,548,088
                                                  ------------     ------------
          Gross Profit                                  50,088          545,070

MARKETING, DISTRIBUTION AND
ADMINISTRATIVE EXPENSES                              6,387,131        2,470,523
                                                  ------------     ------------

          Net Loss from Operations                  (6,337,043)      (1,925,453)

OTHER INCOME AND EXPENSES:
          Interest Income                                2,809             --
          Interest Expenses                         (1,483,591)         (34,897)
                                                  ------------     ------------
          Total Other Income and Expenses           (1,479,218)         (34,897)

          Net loss before taxes                     (7,817,825)      (1,960,350)
                                                  ------------     ------------

PROVISION FOR INCOME TAXES:
     Income Tax Benefit/(Expense)                         --               --
                                                  ------------     ------------
          Net Loss                                $ (7,817,825)    $ (1,960,350)

Basic Loss Per Common Share                       $      (0.34)    $     (63.75)
                                                  ------------     ------------

Diluted Loss Per Common Share                     $      (0.34)    $     (63.75)
                                                  ------------     ------------

Weighted Average number of Common Shares            22,869,327           30,750
     used in basic per share calculations          ===========     ============


                  The accompanying notes are integral part of
                     the consolidated financial statements.



                                  BOOTIE BEER CORPORATION

                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                        Common Stock                          Additional
                                ---------------------------     Shares to       Paid in
                                   Shares         Amount        be Issued       Capital
                                ------------   ------------   ------------   ------------
Balance @ 12/31/02                12,984,504         12,985           --          177,766

Issued for cash                    7,313,928          7,314           --          150,236

Issued for services                5,633,796          5,634           --          114,366

Net loss                                --             --             --             --

Balance @ 12/31/03                25,932,228         25,933           --          442,368
                                ------------   ------------   ------------   ------------

Issued for cash                    3,220,357          3,220           --           66,150

Issued for interest                2,500,000          2,500           --           22,500

Issued for services                4,847,415          4,847           --           70,152

Net loss                                --             --             --             --

Balance @ 12/31/04                36,500,000         36,500           --          601,170
                                ------------   ------------   ------------   ------------

Issued for interest               12,500,000         12,500           --          112,500

Issued for services                3,247,230          3,247           --        2,553,293

Beneficial conversion feature           --             --             --           28,000

Common stock inducement                 --             --            1,000        809,000

Warrant inducement                      --             --             --          456,579

Merger accounting                    252,801            253           --        1,184,749

Exercise of investor warrants           --             --              200        299,800

Sale of Common Stock                    --             --           10,000      3,365,000

Net loss                                --             --             --             --
                                ------------   ------------   ------------   ------------
Balance @ 12/31/05                52,500,031   $     52,500   $     11,200   $  9,410,091
                                ============   ============   ============   ============

                                            18

                             BOOTIE BEER CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)



                                Subscriptions    Accumulated
                                 Receivable        Deficit         Total
                                ------------    ------------    ------------

Balance @ 12/31/02                      --          (202,443)        (11,692)

Issued for cash                         --              --           157,550

Issued for services                     --              --           120,000

Net loss                                --          (231,455)       (231,455)

Balance @ 12/31/03                      --          (433,898)         34,403
                                ------------    ------------    ------------

Issued for cash                         --              --            69,370

Issued for interest                     --              --            25,000

Issued for services                     --              --            74,999

Net loss                                --        (1,960,350)     (1,960,350)

Balance @ 12/31/04                      --        (2,394,248)     (1,756,578)
                                ------------    ------------    ------------

Issued for interest                     --              --           125,000

Issued for services                     --              --         2,556,540

Beneficial conversion feature           --              --            28,000

Common stock inducement                 --              --           810,000

Warrant inducement                      --              --           456,579

Merger accounting                       --        (2,526,827)     (1,341,825)

Exercise of investor warrants           --              --           300,000

Sale of Common Stock              (3,375,000)           --              --

Net loss                                --        (7,817,825)     (7,817,825)
                                ------------    ------------    ------------
Balance @ 12/31/05              $ (3,375,000)   $(12,738,900)   $ (6,640,109)
                                ============    ============    ============


                  The accompanying notes are integral part of
                     the consolidated financial statements.

                                   18(Con't)



                                       BOOTIE BEER CORPORATION

                                 CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                     For the Year Ended December 31
                                                                       --------------------------
                                                                          2005           2004
                                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                                           $(7,817,825)   $(1,960,350)

    Changes in operating assets and liabilities:
           Depreciation                                                     18,686         13,271
           Amortization of Debt Discount                                     5,972           --
           Beneficial Conversion Feature                                    28,000           --
           Shares Issued for Services                                    2,556,540         75,000
           Increase)/Decrease in Account Receivable                        (89,267)       (18,241)
           (Increase)/Decrease in Account Receivable Related Party            --          (17,453)
           (Increase)/Decrease in Inventory                               (148,386)          --
           (Increase)/Decrease in Prepaid Expenses                          13,390        (13,390)
           (Increase)/Decrease in Investments                             (201,986)          --
           Increase/(Decrease) Accounts Payable and Accrued Expenses     1,121,276        793,233
           Increase/(Decrease) in Payroll Taxes Payable                     56,251           --
           Increase/(Decrease) in Short-term Notes Payable                 217,243           --
                                                                       -----------    -----------
Net Cash Used in Operating Activities                                   (4,240,106)    (1,127,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Received for Sale of Assets                                           500           --
    Capital Expenditures                                                   (36,678)       (45,119)
                                                                       -----------    -----------
Net Cash Provided By Investing Activities                                  (31,178)       (45,119)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on Bank Note Payable                                         (624,800)          --
    Proceeds from Debt Financing                                         1,427,000      1,124,800
    Advances from Officer                                                   17,662         12,875
    Payments on advances from Officer                                      (34,976)          --
    Proceeds from Notes Payable - Officer                                  238,983           --
    Proceeds from Notes Payable - Shareholder                            1,575,674           --
    Shares Issued for Interest                                             125,000         25,000
    Shares Issued for Inducement                                           810,000           --
    Warrants Issued for Inducement                                         456,579           --
    Proceeds from Sale of Common Stock                                     300,000         69,370

    Principal payments on debt                                            (107,613)        (9,366)
                                                                       -----------    -----------
Net Cash Provided from Financing Activities                              4,183,509      1,222,679
                                                                       -----------    -----------

Net Increase (Decrease) in Cash                                            (87,775)        49,630

Cash Balance,  Begin Period                                                107,272         57,642
                                                                       -----------    -----------

Cash Balance,  End Period                                              $    19,497    $   107,272
                                                                       ===========    ===========

Supplemental Disclosures:
    Cash Paid for interest                                             $   390,475    $    23,287
    Cash Paid for income taxes                                         $      --      $      --

Non Cash Transactions:
    Shares Issued for Interest                                         $   935,000    $    25,000
    Shares Issued for Services                                         $    15,070    $      --



                            The accompanying notes are integral part of
                               the consolidated financial statements.

                                                 19

                             BOOTIE BEER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004


NOTE  1  -  NATURE  OF  BUSINESS  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Nature  of  the  Business
-------------------------

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

Going  Concern
--------------

Our audited financial statements for the twelve months ended December 31, 2005, reflect a net loss of ($7,817,825) and negative cash flows from operations of $(4,240,106). These conditions indicate a need to acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by selling additional shares of common stock and also issuing convertible debentures and anticipate the proceeds from the sale of the shares of common stock will provide us with our necessary cashflow needs for the foreseeable future, as we continue the expansion of our national distribution plan. We believe this will generate the additional cash required to fund our operations and allow us to meet our obligations.

The primary objective of the Company business model is to develop a malt beverage and/or alcohol related beverages that realizes a high level of consumer demand. The Company invests in many test markets and marketing strategies in pursuit of that objective. As a result, the Company seeks investment capital to fund operations to aid in the pursuit and development of a high consumer demand malt beverage product. Currently, the Company is testing various marketing strategies to develop Bootie Beer brands and other malt beverage brand extensions and other alcohol related beverages. As a result, the most significant expenditure items in the operation is research, marketing development and advertising. We tested some of our strategies for Bootie Beer brands in Florida in 2004 and early 2005. After concluding the test in Florida we tested the strategies in Washington, Oregon, Montana, Idaho and Massachusets. We believe the sales results in the North West and in Massachusetts were lower in than in Florida resulting from a less effective marketing strategy and lower investment capital. The Company will continue to seek investment capital and revisit these territories and new territories with new brand development strategies. The Company finances operations, growth and development of brand strategies predominantly through investment capital.

Estimates
---------

The preparation of financial statements in conformity with accounting principles generally accepted in theUnited States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets and the collectibility of accounts receivable.

Principles  of  Consolidation
-----------------------------

The accompanying financial statements include the accounts of Bootie Beer Corporation (the "Company" and its wholly-owned subsidiary, Bootie Beer Company (the "Subsidiary"). All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations included within these financial statements include the accounts of the Subsidiary for the years ended December 31, 2005 and 2004, respectively and the Company from July 27, 2005 through December 31, 2005.

Cash
----

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------

The Company grants credit to customers within the United States of America and retains a collateral position in the goods according to the terms of the sales contracts. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. At December 31, 2005 and December 31, 2004, accounts receivable were recorded at their net realizable value. Historically, the Company's bad debt write-offs related to these trade accounts receivable have been insignificant.

Inventories
-----------

Inventories, which consist principally of raw materials (including bottling products) and finished goods, are stated at lower of cost (weighted average), or market, which is determined on the specific-identification method.

Property  and  Equipment
------------------------

Property and equipment is stated at cost, less accumulated depreciation. The Company follows the practice of capitalizing property and equipment purchased over $1,500. Depreciation expense is recognized using the straight-line method based upon estimated useful lives (automobile - 5 years; brewing equipment - 7 years).

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other  Comprehensive  Income
----------------------------

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Segment  Information
--------------------

The Company operates primarily in a single operating segment, brewing beer and related products.

Stock Based Compensation
------------------------

The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Awards through December 31, 2005 have been at fair value.

Transactions in which goods or services are received from non-employees for the issuance of equity securities are accounted for based on the fair value of the consideration received.

Net  Loss  Per  Common  Share
-----------------------------

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For all periods, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses. At December 31, 2005 and December 31, 2004 there were vested options outstanding to purchase 1,755,000 common shares which may dilute future earnings per share. At December 31, 2005 and December 31, 2004 there were non-vested options outstanding to purchase 965,000 and 950,000, respectively, common shares which may dilute future earnings per share. At December 31, 2005 there were convertible debentures of $966,000 which are eligible to convert at $1.00 per share. Additionally, there were convertible debentures of $553,200 for which a portion of the balances will become eligible in 2006 to be converted at the current market price per share on the date of conversion. If these convertible debentures are converted to common stock, the conversion may dilute future earnings per share.


Revenue  Recognition
--------------------

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

Sales  Incentives
-----------------

In accordance with EITF 00-14, "Accounting for Certain Sales Incentives" all cash sales incentives paid to third parties are recorded as a reduction of revenue. All non-cash sales incentives, such as free products given to a distributor, are recorded as a cost of sales.

Distribution  Costs
-------------------

The costs incurred by the Company for un-reimbursed shipping and handling from the brewer to the distributor are classified as distribution costs.

Advertising  and  Sales  Promotions
-----------------------------------

Advertising production costs are accumulated and expensed the first time the advertisement is shown. Media and promotional costs are charged to marketing expense during the period in which they are incurred.

Research  and  Development  Costs
---------------------------------

Research and development costs are expensed as incurred.

Compensated  Absences
---------------------

The financial statements do not include any provision for compensated absences as the amount of any such liability cannot be reasonably estimated.

Concentrations
--------------

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


NOTE  2  -  FINANCING  ARRANGEMENTS
-----------------------------------

Advances from Officer
---------------------

An officer of the Company has advanced funds to the Company over time for payment of operating expenses. There is no formal repayment arrangement and no stated interest rate on these funds. The balance outstanding at December 31, 2005 and December 31, 2004 was $13,330 and $30,644, respectively.

Short-term Notes Payable
------------------------

In 2005, the Company entered into agreements with various suppliers to sign promissory notes to pay off remaining account payable balances. The terms of the notes generally are 10% interest, with the balance in full due by December 31, 2005. The balance outstanding at December 31, 2005 was $217,243. The Company had not made payment on all short-term notes payable by December 31, 2005 and through the date of this report. Payments in full on all short-term notes payable are expected to be made once the Company secures additional financing in 2006.

Note Payable - Bank (Small Business Administration loan ("SBA"))
----------------------------------------------------------------

The Company entered into a financing agreement with SunTrust Bank in April 2004 for working capital and inventory purchases. This note was guaranteed by the SBA. The interest rate is prime plus one percent, 6.25% at December 31, 2004. Monthly principal payments of $31,250 were originally required as of November 1, 2004. The note was paid in full on July 29, 2005.

Note  Payable  -  Officer
-------------------------

The SBA note was refinanced with a trust controlled by an officer. The note requires monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007. The balance outstanding at December 31, 2005 was $535,102.

Note Payable - Shareholder
--------------------------

A shareholder has made loans to the Company to provide cash for continuing operations. The Promissory Note dated August 3, 2004 made available $2,000,000 to the Company and stated that the principal balance is to be repaid on December 15, 2005. The Company has issued 15,000,000 shares of common stock in lieu of interest. Interest was calculated at approximately 10% over the term of the loan. At December 31, 2005 and December 31, 2004, interest has been applied on this loan in the amount of $74,792 and $13,390 for 2005 and 2004, respectively. The note payable - shareholder balance outstanding at December 31, 2005 and December 31, 2004 was $2,075,674 and $500,000, respectively.

Note Payable - Other
--------------------

On September 13, 2005, we issued a promissory note to the Steven H. Stans Foundation for $467,000. The promissory note carried interest at a rate of 6%. The Company awarded Steve Stans 1,000,000 shares of the Company's common stock on September 13, 2005 as an inducement to provide financing in the form of the promissory note. Interest expense of $810,000 was recorded as of December 15, 2005 to reflect the issuance of these shares.

Note Payable - Auto Loan
------------------------

The Company financed a company automobile in September 2003 with a 60-month loan at an interest rate of 6.49% per year. Monthly interest and principal payments are $984. The balance outstanding at December 31, 2005 and December 31, 2004 was $28,796 and $38,144, respectively. The current portion outstanding at December 31, 2005 was $8,384. This note payable is secured by the automobile.

Convertible Debentures
----------------------

On June 6, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion. The debenture is only convertible at 1/12th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 6, 2008.

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, and individual. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion. The debenture is only convertible at 1/24th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 10, 2008. Currently the balance on the debenture is $181,472.

On June 16, 2005, we issued convertible debentures of $66,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $1,192 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on June 16, 2008.

On July 15, 2005, we issued convertible debentures of $72,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $1,100 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on July 15, 2008.

On August 3, 2005, we issued convertible debentures of $48,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $667 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on August 3, 2008.

On September 2, 2005, we issued convertible debentures of $175,200 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $1,947 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on September 2, 2008.

On September 6, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000. Dr. Thodos exercised this warrant with a price of $0.01 per share, during 2005. These shares of common stock were included as "shares to be issued" on the balance sheet at December 31, 2005.

On September 13, 2005, we issued a promissory note to the Steven H. Stans Foundation for $467,000. The promissory note carried interest at a rate of 6%. The Company awarded Steve Stans 1,000,000 shares of the Company's common stock on September 13, 2005 as an inducement to provide financing in the form of the promissory note. Interest expense of $810,000 was recorded as of December 15, 2005 to reflect the issuance of these shares. These shares of common stock had not been issued as of December 31, 2005 and are recorded as "shares to be issued" on the balance sheet as of December 31, 2005.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000. Mr. Schuld exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. These shares of common stock were included as "shares to be issued" on the balance sheet at December 31, 2005.

On November 1, 2005, we issued convertible debentures of $192,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $11,000. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $1,067 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on November 1, 2008.

NOTE 3 - SHAREHOLDERS' EQUITY
-----------------------------

The Company has 200,000,000 common shares authorized and 52,500,031 and 36,500,000 outstanding, respectively as of December 31, 2005 and December 31, 2004, respectively.

During the year ended December 31, 2005, the Company has issued 3,247,430 shares of common stock and recognized approximately $2,556,540 in stock-based compensation expense for services performed and in lieu of interest on certain debts.

The Company has recognized inducement fee expense of $456,579 related to the issuance of warrants to purchase 468,000 shares of common stock at a purchase price of $1.00 during the year ended December 31, 2005.

The Company has recognized beneficial conversion feature expense of $28,000 arising from conversion privileges such as common stock purchase discounts for certain debt financings consummated during the year ended December 31, 2005.

On September 6, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000. Dr. Thodos exercised this warrant with a price of $0.01 per share, during 2005. These shares of common stock were included as "shares to be issued" on the balance sheet at December 31, 2005.

On September 13, 2005, we issued a promissory note to the Steven H. Stans Foundation for $467,000. The promissory note carried interest at a rate of 6%. The Company awarded Steve Stans 1,000,000 shares of the Company's common stock on September 13, 2005 as an inducement to provide financing in the form of the promissory note. Interest expense of $810,000 was recorded as of December 15, 2005 to reflect the issuance of these shares. These shares of common stock had not been issued as of December 31, 2005 and are recorded as "shares to be issued" on the balance sheet as of December 31, 2005.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000. Mr. Schuld exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. These shares of common stock were included as "shares to be issued" on the balance sheet at December 31, 2005.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercadus & Partners, Limited, SICAV ONE. At December 31, 2005, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. These shares were subsequently issued in February 2006.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercadus & Partners, Limited, SICAV TWO. At December 31, 2005, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. These shares were subsequently issued in February 2006.

The Company issued stock options in 2004. As of December 31, 2005 and December 31, 2004 there were 1,755,000 vested and 965,000 stock options which vest at various times over the next five years. The strike price for all stock options is $0.01.

Stock Compensation Plan
-----------------------

The Company has a Stock Option Plan (Plan) under which officers and key employees have been granted options to purchase shares of the Company's authorized but unissued common stock. Under the Plan, the option exercise price is equal to the fair market value of the Company's common stock at the date of grant. Options currently expire 5 years from the grant date. Proceeds received by the Company from exercise of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                   Weighted
                                                    Average
                                                    Number          Exercise
                                                   Of Shares         Price
                                                   ---------       ---------
Outstanding at December 31, 2003 ................          0       $     .00
                                                   ---------       ---------
 Granted ........................................  1,750,000       $     .01
 Exercised ......................................          0       $     .00
 Cancelled ......................................          0       $     .00
Outstanding at December 31, 2004 ................  1,750,000       $     .01
                                                   ---------       ---------
 Granted ........................................      5,000       $     .01
 Exercised ......................................          0       $     .00
 Cancelled ......................................          0       $     .00
Outstanding at December 31, 2005 ................  1,755,000       $     .01
                                                   ---------       ---------

Options exercisable at December 31, 2005 ........  1,755,000       $     .01
Options exercisable at December 31, 2004 ........  1,750,000       $     .01
                                                   =========       =========

The following tables summarize information about fixed stock options outstanding and exercisable at December 31, 2005:



Stock Options Outstanding
--------------------------

                 Number of         Remaining          Weighted-
                   Shares         Contractual          Average
                 Outstanding     Life in Years      Exercise Price
                ------------     --------------     --------------
                 1,400,000            3.4              $   .01
                   200,000            3.9              $   .01
                   100,000            4.0              $   .01
                    50,000            4.2              $   .01
                     5,000            4.4              $   .01
                ----------                             -------
                 1,755,000                             $   .01
                ==========                             -------

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options equals the market price of the Company's common stock on the date of grant.

Also, the Company has granted selected executives and other key employees stock option awards, whose vesting is contingent continued employment. The exercise price of each option, which has a five-year life, is $.01 per share which was equal to the fair value price of the Company's common stock on the date of grants. A summary of the status of the Company's performance-based stock option plan as of December 31, 2005 and December 31, 2004, and changes during the periods ended on those dates is presented below:


                                                Weighted-
                                             Number Average
Performance-Based Stock Option Plan             Of Shares        Exercise Price
-------------------------------------------------------------------------------
Outstanding at December 31, 2003. .                      0          $   .00
-------------------------------------------------------------------------------
  Granted . . . . . . . . . . . . .                950,000          $   .01
  Exercised . . . . . . . . . . . .                      0          $   .00
  Cancelled . . . . . . . . . . . .                      0          $   .00
                                                   -------          -------
----------------
Outstanding at December 31, 2004. .                950,000          $   .01

  Granted . . . . . . . . . . . . .                 15,000          $   .01
  Exercised . . . . . . . . . . . .                      0          $   .00
  Cancelled . . . . . . . . . . . .                      0          $   .00
                                                   -------          -------
Outstanding at December 31, 2005. .                965,000          $   .01
                                                   =======          =======




As of December 31, 2005, options will vest as follows:

January 2006 . . . . . . . . . . . . . . . . . . .  330,000
January 2007 . . . . . . . . . . . . . . . . . . .  208,000
January 2008 . . . . . . . . . . . . . . . . . . .  208,000
January 2009 . . . . . . . . . . . . . . . . . . .  208,000
January 2010 . . . . . . . . . . . . . . . . . .      8,000

------------
  Total. . . . . . . . . . . . . . . . . . . . . .  965,000
                                                    =======

NOTE 4 - INCOME TAXES
---------------------

Since the Company has not generated taxable income, no provision for income taxes has been provided.

Through December 31, 2005, the Company incurred net operating losses for federal tax purposes of approximately $12,739,000. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company's total deferred tax asset is as follows:

                                December 31, 2005
                                -----------------

Tax benefit of net operating loss carry-forward . . . . . . . .$ 3,780,000
Valuation allowance. . . . . . ................................ (3,780,000)
                                                               -----------
                                                               $      -
                                                               ===========


The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                        December 31, 2005 and December 31, 2004
                                        ---------------------------------------

Tax expense (credit) at statutory rate-federal. . . . .   (34)%           (34)%
State tax expense net of federal tax. . . . . . . . . .    (6)             (6)
Changes in valuation allowance. . . . . . . . . . . . .    40              40
                                                          -----           -----
Tax expense at actual rate                                  -               -
                                                          =====           =====

The valuation allowance increased by approximately $2,059,000 in the year ended December 31, 2005. Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE 5 - COMMITMENTS AND CONTIGENCIES
-------------------------------------

Office  Space  Leases
---------------------

The address of our principal executive office is 620 North Denning Drive, Suite 100, Winter Park, FL 32789. On May 1, 2004, we entered into a lease agreement with Rudolph Rountree to lease approximately 2,170 square feet of storage space in Winter Park. The annual rent for this space is $27,500. The term of the lease for this space is renewal every twelve months with an increase of up to ten percent per year.

In March 2004, the Company entered into a three year lease for corporate office space in Albuquerque, New Mexico. The office space consisted of 3,684 sq ft at $4,500 per month. In August 2005, the Company reached a settlement with its landlord to terminate this lease in lieu of a payment of $25,346 and additional installment payments of $1,408.12 per month through September 2007.

The Company experienced significant cashflow constraints toward the end of 2005 through the date of this report. As a result, many of the Company's vendors and debtors have not been paid in a timely manner. We have recorded liabilities related to the Company's vendors and its debtors that were know to exist at December 31, 2005 but have not recorded any liability with respect to any potential litigation arising from the Company's inability to pay many of its bills in a timely manner.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

During 2005 and 2004, the Company paid Boot Camp Media, an entity owned by the President of the Company, $71,689 and $60,022, respectively, for advertising costs. There was no balance due at December 31, 2005 or December 31, 2004.

The Company owes its CEO $13,330 and $30,644 for advances for operating expenses as of December 31, 2005 and December 31, 2004, respectively. There is no stated interest rate or other terms for these advances.

The Company owes a shareholder $2,075,674 and $500,000 as of December 31, 2005 and December 31, 2004, respectively, under the terms of a promissory note dated August 3, 2004. The Company has issued 15,000,000 shares of common stock in lieu of interest. Interest was calculated at approximately 10% over the term of the loan.

FOOTNOTE 7 - SUBSEQUENT EVENTS
------------------------------

Financings
----------

On January 5, 2006, the Company contracted a revolving demand master borrowing loan with a bank for $1,235,000, carrying a variable interest rate described as the "Bank's prime rate". The Company drew down the full balance of this loan, $1,235,000, during the first quarter of 2006.

During the first quarter of 2006, Tania Torruella, our CEO and interim chief financial officer, advanced $175,000 of her own funds to the Company to fund operations. Payment terms are currently unscheduled and an effective interest rate has not been agreed upon, as of the date of this report.

During the first quarter of 2006, a principal shareholder advanced $359,500 of his own funds to the Company to fund operations. Payment terms are currently unscheduled and an effective interest rate has not been agreed upon, as of the date of this report.

Litigation Involving the Improper Offers in the Marketplace
-----------------------------------------------------------

During the first quarter of 2006, we received information from various individuals, that Michael A. Novielli and possibly Dutchess Capital Management, LLC and/or affiliates of which we now understand Mr. Novielli is a principal, were making improper offers and sales in the public market of the common stock originally issued to Mr. Novielli as compensation for specified services to be rendered by Mr. Novielli pursuant to a consulting agreement between the Company and Mr. Novielli dated May 23, 2005 (the "Consulting Agreement"). Under the Consulting Agreement, Mr. Novielli was to advise the Company with respect to operations, business strategy, and other matters pertaining to the business of the Company as shall be specified from time to time by the Company's President and/or other officer(s) and assist in reviewing material transactions. Pursuant to the Consulting Agreement, Mr. Novielli received 2,493,750 shares of common stock as compensation for his services which were registered by us on a Form S-8 filed on July 25, 2005, pursuant to advice from counsel selected by Mr. Novielli.

We began an immediate investigation of these matters and under the direction of our Chief Executive Officer, Ms. Tania Torruella, communicated the need to terminate the Consulting Agreement and for Mr. Novielli to cease and desist from any further sales of the Company stock. The Company specifically put Mr. Novielli and and/or Dutchess Capital Management, LLC and/or affiliates on notice that based on the information developed to date that the Form S-8 registration statement may not have been appropriate for registration of the shares of our common stock issued to Mr. Novielli pursuant to the Consulting Agreement and that, if so, they had improperly sold shares issued pursuant to the S-8 registration. We have also issued a cease and desist letter to Mr. Novielli to prevent further sales under the S-8 registration. The Company is in negotiations with Mr. Novielli for the immediate return all the shares issued to him under the Consulting Agreement. The Company is currently investigating its ability to terminate the effectiveness of the July 25, 2005 S-8 registration. Provided the Company is permitted to terminate the S-8 registration, the Company shall effect the termination as soon as possible.

The facts developed thus far through this investigation indicate that the Company may have been improperly induced to file the registration statement on Form S-8 and that the sale by Mr. Novielli and/or Dutchess Capital Management, LLC and/or affiliates of the shares covered by the S-8 registration may have been resold in the public market in violation of Section 5 of the Securities Act of 1933, as amended. We believe that up a limited number of shares of common stock may have been resold in the public market in violation of Section 5 of the Securities Act of 1933, as amended. We may be liable for rescission and other damages with respect to these sales, including monetary fines or other regulatory sanctions as provided under applicable securities laws. We do not condone any of the foregoing activity and are committed to the pursuit of any and all parties who may have been involved in the inappropriate sale of our stock in violation of the securities laws

Issuance of Stock Options
-------------------------

On January 25, 2006, the Company registered 9,000,000 shares of common stock to be available for issue under its 2005 Non-Qualified Stock Option Plan. On February 24, 2006 the Company issued 2,034,250 options to purchase shares of its common stock under its 2005 Non-Qualified Stock Option Plan. The weighted-average exercise price of each stock option was $1.

FOOTNOTE 8 - FINANCIAL ACCOUNTING DEVELOPMENTS:

Recently issued Accounting Pronouncements
-----------------------------------------

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

In December 2003, the FASB issued FASB Interpretation No. 146, (revised December
2003) "Consolidation of Variable Interest Entities" (FIN 146) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 146R replaces FASB Interpretation No. 146, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 146R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 146R that were created before January 1, 2004,the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

If determining the carrying amounts is not practicable, fair value at the date FIN No. 146R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company doe not have any interest in any VIE.

In March 2003, the FAS issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149did not materially effect the financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

ITEM 7A DISCLOSURE OF MARKET RISK

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

INFLATION

We do not believe that inflation has had or is likely to have any significant impact on operations.

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

WE HAVE NO FIRM ARRANGEMENTS OR SOURCES OF ADDITIONAL CAPITAL AND MAY HAVE TO CURTAIL OUR OPERATIONS IF ADDITIONAL CAPITAL IS NEEDED BUT IS NOT AVAILABLE. If we were to continue to lose money due to expansion costs and general operating expenses we would require additional capital to maintain operations. There can be no assurance that we can obtain additional capital if this pattern continues. We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business.

ITEM 8 CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS AND FINANCING DISCLOSURE

None

ITEM 8A

ITEM 8B


                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

The following table sets forth the name, age, positions, and offices or employments for the past five years as of December 31, 2005, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.


      NAME                  AGE           POSITION
      ----                  ---           --------

Tania Torruella              45     Chairman of the Board,
                                    Chief Executive Officer, and
                                    Interim Chief Financial Officer

Paul M. Beleckas             42     President and Director

Antonio R. Torruella         77     Director

Stephanie Stans Warren       36     Director

On June 10, 2005 Steven Jackson, Sidney Kramer, Bette Clemens, and Paul Butt tendered their resignations. On June 11, 2005, Douglas D'Agata and Theodore Smith were appointed to their respective positions, and accepted the resignation of Jane Butel as Chief Executive Officer. On July 28, 2005, Tania Torruella was appointed Chief Executive Officer.

ITEM 10 EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to the persons who served as our chief executive officer for the last three completed fiscal years.




                                                                                           Long Term Compensation
                                                                         -----------------------------------------------------------
                                                                                     Awards                 Payouts
                                                                         ------------------------------     -------
                                           Annual Compensation                            Securities
                                    ---------------------------------                     Underlying        LTIP        All Other
Name and                                                 Other Annual     Restricted      Options/SAR's     Payouts     Compensation
Principal Position         Year     Salary     Bonus     Compensation    Stock Awards     #                 ($)         (*)
------------------------------------------------------------------------------------------------------------------------------------
Tania Torruella, CEO       2005    $105,000     -0-            -0-           -0-               -0-            -0-           -0-
Paul Beleckas, President   2005    $105,000     -0-         $7,200           -0-               -0-            -0-           -0-
Douglas D'Agata,           2005       -0-       -0-            -0-           -0-               -0-            -0-           -0-
         Interim CEO
Jane Butel, President      2005     $78,000     -0-            -0-        $536,250             -0-            -0-           -0-
CEO, Jane Butel Corp       2004     $55,000     -0-            -0-           -0-               -0-            -0-           -0-
Tex-Mex, Inc.              2003       -0-       -0-            -0-           -0-               -0-            -0-           -0-


Employment Agreements
---------------------

We have an employment agreement with our Chairman and Interim Chief Financial
Officer, Tania Torruella, for $10,000 per month for twelve months. The agreement was signed on September 1, 2005. Tania Torruella has agreed to take compensation of $7,500 per month since July 1, 2005. The board of directors and Tania have agreed that the agreement signed September 1, 2005 will be in full force with the exception of the monthly compensation until further notice. We also have an employment agreement with our President, Paul Beleckas, for $8,750 per month for twelve months. The agreement was signed on September 1, 2005.

Director's Compensation
-----------------------

We do not currently have a formal compensation plan in place for directors.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of November 3, 2005 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each current director, (iii) each of the executive officers named in the Summary Compensation Table who were serving as executive officers at the end of the 2005 fiscal year and (iv) all of our directors and current executive officers as a group:

                                           COMMON SHARES
NAME AND TITLE OF BENEFICIAL OWNER.     BENEFICIALLY OWNED  PERCENTAGE OWNED (1)

The Torruella Family Trust, LLC (2)         31,033,480            59.14%
Stans Foundation (3). . . . . . . .          7,000,000            13.34%
Bootie Beer Holdings, LLC (4) . . .          3,500,000             6.67%
Steven H. & Susan E. Stans (3). . .          3,000,000             5.72%
Steven H. Stans (3) . . . . . . . .          2,000,000             3.81%
Paul Beleckas (5) . . . . . . . . .            220,000             0.42%
                                            ----------
TOTAL . . . . . . . . . . . . . . .         48,753,480            79.15%

                                       36

(1) The number of shares of common stock issued and outstanding on December 31, 2005 was 52,500,031 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2005.

(2) Mr. Torruella, our Director, and Ms. Torruella, our Chairperson, Chief Executive Officer, and Interim Chief Financial Officer, have sole voting and dispositive power of 31,033,480 shares of common stock owned by the Torruella Family Trust, LLC. The Torruella Family Trust's address is 620 North Denning Drive, Suite 100, Winter Park, FL 32789.

(3) Mr. Stans, has sole voting and dispositive power of 7,000,000 shares issued to the Stans Foundation. Mr. Stans also controls voting and dispositive power of 3,000,000 shares issued to him and his spouse. Mr. Stans has sole voting and dispositive power of 2,000,000 directly owned by him. The address for the Stans Foundation and Mr. Stans is 1725 A Mariners Cove Ft. Pierce, FL 34950.

(4) Tania Torruella, our Chairperson, Chief Executive Officer, and Interim Chief Financial Officer, has sole voting and dispositive power of 3,500,000 shares of common stock owned by Bootie Beer Holdings, LLC. Bootie Beer Holdings, LLC's address is 620 North Denning Drive, Suite 100, Winter Park, FL 32789.

(5) Paul Beleckas is our President and director. The address for Mr. Beleckas is 620 North Denning Drive, Suite 100, Winter Park, FL 32789.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13. EXHIBITS

 (a) The following exhibits are furnished in this report.


  Exhibit No.       Description
  -----------       -----------

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

    31.1 Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

    31.2 Certification by CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

    32.1 Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

    32.2 Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Jaspers Hall & Johnson were our primary auditors for the fiscal year ended December 31, 2005 and 2004.

Audit Fees
----------

For Jaspers & Hall, PC audit of our annual financial statements, review of Form 10-K, and for their review of our Quarterly Reports on Form 10-Q, Jaspers & Hall, PC billed us a total of $15,000 and $12,000 for the fiscal years ended December 31, 2005 and 2004, respectively.

Audit Related Fees
------------------

None.

Tax Fees
--------

None.

All Other Fees
--------------

None.

The Board Of Directors Pre-Approval Policy And Procedures

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2003, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining Jaspers & Hall, PC's independent audit.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Park, Florida on April 13, 2006.


                                            BOOTIE BEER CORPORATION
                                                 (Registrant)


                                            /s/   Tania Tourrella
                                            -----------------------------------
                                                  Tania Tourrella
                                                  Chief Executive Officer


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                        Title                       Date
         ---------                        -----                       ----

/s/  Tania Torruella              Chief Executive Officer         April 13, 2006
-----------------------------
     Tania Torruella