Form 10QSB
period 2006-03-31
Bootie Beer CORP
filed 2006-05-15
CIK 1204853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                For the quarterly period ended March 31, 2006

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from to

                        Commission file number 000-50104

                             BOOTIE BEER CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Florida                                              65-0327060
 ------------------------------                              ------------------
(State or other jurisdiction of                             (IRS  Employer
 incorporation or organization)                             Identification  No.)



                       620 North Denning Drive, Suite 100
                              Winter Park, FL                        32789
                --------------------------------------             --------
               (Address of principal executive offices)           (Zip Code)

                                 (407) 622-5999
                            -------------------------
                           (Issuer's telephone number)

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

As of March 31, 2006, the Issuer had 64,534,281 shares of its common stock, $0.001 par value, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one):   Yes [ ] No [X]

                               Table of Contents

Part I: Financial Information                                               Page

  Item 1 - Financial Statements

       Report On Review By Independent Public Accountant                      3

       Consolidated  Balance Sheet as of March 31, 2006                       4

       Consolidated Statements Of Operations for the
         Three Months Ended March 31, 2006                                    5

       Consolidated Statements Of Stockholders' Deficit for the
         Three Months Ended March 31, 2006                                    6

       Consolidated Statements Of Cash Flows for the
         Three Months Ended March 31, 2006                                    7

       Notes To Consolidated Financial Statements                             8

  Item 2 - Management's Discussion And Analysis Or Plan Of Operation         18

  Item 3 - Controls And Procedures                                           22

Part II: Other Information                                                   22

  Item 1 - Legal Proceedings                                                 22

  Item 2 - Unregistered Sales Of Equity Securities And Use of Proceeds       23

  Item 3 - Defaults Upon Senior Securities                                   24

  Item 4 - Submission Of Matters To A Vote Of Security Holders               24

  Item 5 - Other Information                                                 24

  Item 6 - Exhibits And Reports On Form 8-K                                  24

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
================================================================================
9175 E Kenyon Avenue
Denver, CO 80237
303-796-0099




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bootie Beer Corporation and Subsidiary
Winter Park, Florida

We have reviewed the accompanying consolidated balance sheet of Bootie Beer Corporation and Subsidiary as of March 31, 2006, and the related consolidated statement of operations and consolidated statement of cash flows for the three month period ended March 31, 2006. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Jaspers + Hall, PC
-----------------------------
     Jaspers + Hall, PC


May 12, 2006

=======================================================================================
                             BOOTIE BEER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005


                                                              2006            2005
                                                          (unaudited)     (unaudited)
                                                          ------------    ------------
                                   A S S E T S

CURRENT ASSETS
    Cash                                                  $    250,188    $     19,497
    Accounts Receivable net of allowance for bad debt           48,561         107,508
    Inventories                                                205,486         165,839
                                                          ------------    ------------
          Total Current Assets                                 504,235         292,844

FIXED ASSETS
    Brewery Equipment                                           45,119          45,119
    Vehicles                                                    50,203          50,203
    Printing Plates                                             28,447          28,447
    Computers                                                    5,268           5,268
    Tradeshow Booths                                             2,963           2,963
    Accumulated Depreciation                                   (40,597)        (34,467)
                                                          ------------    ------------
          Total Fixed Assets                                    91,403          97,533

OTHER ASSETS
    Long Term Investments - Certificate of Deposit             188,548         201,986
                                                          ------------    ------------

          Total Assets                                    $    784,186    $    592,363
                                                          ============    ============

                              L I A B I L I T I E S

CURRENT LIABILITIES
    Bank Lines of Credit                                  $  1,235,000    $    915,517
    Accounts Payable and Accrued Expenses                    2,303,292       1,920,163
    Payroll and Payroll Taxes Payable                          162,751          56,251
    Current Portion of Auto Note Payable                         8,766           8,384
    Short Term Notes Payable - Vendors                         192,469         217,243
    Advances from Officer                                      159,651          13,330
    Current Portion of Note Payable - Officer                  359,543         354,106
    Note Payable - Shareholder                               2,075,674       2,075,674
                                                          ------------    ------------
          Total Current Liabilities                          6,497,146       1,963,697

LONG-TERM LIABILITIES
    Auto Note Payable, Less Current Portion                     17,629          20,412
    Notes Payable                                              111,952         111,952
    Note Payable - Officer, net of Current Portion             151,559         180,996
    Convertible Debt, net of Debt Discount                   1,363,054       1,358,444
                                                          ------------    ------------
          Total Long-Term Liabilities                        1,644,194       1,671,804
                                                          ------------    ------------
          Total Liabilities                                  8,141,340       7,232,472

    Commitments and Contingencies

                      S T O C K H O L D E R S ' DEFICIT

Preferred Stock                                                   --              --
    2,500,000 authorized shares, 0 shares issued
     and outstanding, $1.00 par value
Common Stock
    200,000,000 authorized shares, $.001 par value
    64,534,281 and 52,500,031 shares issued
    and outstanding                                             64,534          52,500
Shares to be Returned                                             (220)           --
Shares to be Issued                                               1201          11,200
Additional Paid-in-Capital                                  11,632,214       9,410,091
Subscription Receivable                                     (3,375,000)     (3,375,000)
Accumulated Deficit                                        (15,679,883)    (12,738,900)
                                                          ------------    ------------
          Total Stockholders' Deficit                       (7,357,154)     (6,640,109)

                                                          ------------    ------------
          Total Liabilities and Stockholders' Deficit     $    784,186    $    592,363
                                                          ============    ============

                             See accountants' review report

    The accompanying notes are integral part of the consolidated financial statements.

                                           4

                             BOOTIE BEER CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                         For the Three
                                                     Months Ended March 31,
                                                  -----------------------------
                                                      2006             2005
                                                  (unaudited)      (unaudited)
                                                  ------------     ------------
REVENUES                                          $       --       $      1,620
SALES RETURNS                                          (28,781)            --
COST OF SALES                                           14,854          (43,081)
                                                  ------------     ------------
          Gross Profit (loss)                          (13,927)         (41,161)

MARKETING, DISTRIBUTION AND
ADMINISTRATIVE EXPENSES                              2,820,117          511,521
                                                  ------------     ------------

          Net Loss from Operations                  (2,834,044)        (552,682)

OTHER INCOME AND EXPENSES:
          Interest Income                                3,375             --
          Interest Expense                            (110,314)          (3,729)
                                                  ------------     ------------
          Total Other Income and Expenses             (106,939)          (3,729)

          Net loss before taxes                     (2,940,983)        (656,711)
                                                  ------------     ------------

PROVISION FOR INCOME TAXES:
     Income Tax Benefit/(Expense)                         --               --
                                                  ------------     ------------
          Net Loss                                $ (2,940,983)    $   (656,711)

Basic Loss Per Common Share                       $      (0.05)    $      (0.03)
                                                  ------------     ------------


Diluted Loss Per Common Share                     $      (0.05)    $      (0.03)
                                                  ------------     ------------


Weighted Average number of Common Shares            62,774,462       22,869,327
     used in basic per share calculations         ============     ============


                  The accompanying notes are integral part of
                     the consolidated financial statements.



                                           BOOTIE BEER CORPORATION

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



                                           Common Stock                                          Additional
                                   ---------------------------                    Shares to      Shares to
                                      Shares         Amount        Warrants     be Returned      be Issued
                                   ------------   ------------   ------------   ------------    ------------
Balance @ 12/31/04                   36,500,000         36,500           --             --              --
                                   ------------   ------------   ------------   ------------    ------------

Issued for interest                  12,500,000         12,500           --             --              --

Issued for services                   3,247,230          3,247           --             --              --

Beneficial conversion feature              --             --             --             --              --

Common stock inducement                    --             --             --             --             1,000

Warrant inducement                         --             --             --             --              --

Merger accounting                       252,801            253           --             --              --

Sale of warrants                           --             --             --             --               200

Sale of Common Stock                       --             --             --             --            10,000

Net loss                                   --             --             --             --              --
                                   ------------   ------------   ------------   ------------    ------------
Balance @ 12/31/05                   52,500,031   $     52,500           --             --      $     11,200

Issued for employee compensation      2,034,250          2,034           --             (220)              1

Stock options issued                       --             --             --             --              --

Issuance of shares                   10,000,000         10,000           --             --           (10,000)

Net loss                                   --             --             --             --              --
                                   ------------   ------------   ------------   ------------    ------------
Balance @ 3/31/06                    64,534,281   $     64,534   $          0   $       (220)   $      1,201
                                   ============   ============   ============   ============    ============

                                                      6



                                     BOOTIE BEER CORPORATION

                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                           (Continued)



                                      Paid in      Subscriptions    Accumulated
                                      Capital        Receivable       Deficit         Total
                                   ------------    ------------    ------------    ------------
Balance @ 12/31/04                      601,170            --        (2,394,248)     (1,756,578)
                                   ------------    ------------    ------------    ------------

Issued for interest                     112,500            --              --           125,000

Issued for services                   2,553,293            --              --         2,556,540

Beneficial conversion feature            28,000            --              --            28,000

Common stock inducement                 809,000            --              --           810,000

Warrant inducement                      456,579            --              --           456,579

Merger accounting                     1,184,749            --        (2,526,827)     (1,341,825)

Sale of warrants                        299,800            --              --           300,000

Sale of Common Stock                  3,365,000      (3,375,000)           --              --

Net loss                                   --              --        (7,817,825)     (7,817,825)
                                   ------------    ------------    ------------    ------------
Balance @ 12/31/05                 $  9,410,091    $ (3,375,000)   $(12,738,900)   $ (6,640,109)

Issued for employee compensation      1,710,248            --              --         1,712,063

Stock options issued                    511,875            --              --           511,875

Issuance of shares                         --              --              --              --

Net loss                                   --              --        (2,940,983)     (2,940,983)
                                   ------------    ------------    ------------    ------------
Balance @ 3/31/06                  $ 11,632,214    $ (3,375,000)   $(15,798,883)   $ (7,357,154)
                                   ============    ============    ============    ============


                           The accompanying notes are integral part of
                             the consolidated financial statements.

                                            6(con't)



                                      BOOTIE BEER CORPORATION

                                CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                        March 31,     December 31,
                                                                          2006           2005
                                                                       (unaudited)    (unaudited)
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                                           $(2,940,983)   $(7,817,825)

    Changes in operating assets and liabilities:
           Depreciation                                                      6,130         18,686
           Amortization of Debt Discount                                     4,610          5,972
           Beneficial Conversion Feature                                      --           28,000
           Shares Issued for Services                                    2,223,938      2,556,540
          (Increase)/Decrease in Account Receivable                         58,947        (89,267)
          (Increase)/Decrease in Inventory                                 (39,647)      (143,386)
          (Increase)/Decrease in Prepaid Expenses                             --           13,390
          (Increase)/Decrease in Investments                                13,438       (201,986)
           Increase/(Decrease) Accounts Payable and Accrued Expenses       383,129      1,121,276
           Increase/(Decrease) in Payroll Taxes Payable                    106,500         56,251
                                                                       -----------    -----------
Net Cash Used in Operating Activities                                     (183,938)    (4,445,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Received for Sale of Assets                                          --              500
    Capital Expenditures                                                      --          (36,678)
                                                                       -----------    -----------
Net Cash Provided By Investing Activities                                     --          (31,178)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on Bank Debt                                                     --         (624,800)
    Proceeds from Short Term Notes                                         (24,774)       217,243
    Proceeds from Debt Financing                                           319,483      1,427,000
    Advances from Officer                                                  164,321         17,662
    Payments on advances from Officer                                      (42,000)       (34,976)
    Proceeds from Notes Payable - Officer                                     --          238,983
    Proceeds from Notes Payable - Shareholder                                 --        1,575,674
    Shares Issued for Interest                                                --          125,000
    Shares Issued for Inducement                                              --          810,000
    Warrants Issued for Inducement                                            --          456,579
    Proceeds from Sale of Common Stock                                        --
                                                                                          300,000
    Principal payments on debt                                              (2,401)      (107,613)
                                                                       -----------    -----------
Net Cash Provided from Financing Activities                                414,629      4,400,752
                                                                       -----------    -----------

Net Increase (Decrease) in Cash                                           (230,691)       (87,775)

Cash Balance,  Begin Period                                                250,188        107,272
                                                                       -----------    -----------

Cash Balance,  End Period                                              $    19,497    $    19,497
                                                                       ===========    ===========

Supplemental Disclosures:
    Cash Paid for interest                                             $    35,087    $     3,729
    Cash Paid for income taxes                                         $      --      $      --

Non Cash Transactions:
    Shares Issued for Interest                                         $      --      $   935,000
    Shares Issued for Services                                         $ 1,964,063    $    15,070


                           The accompanying notes are integral part of
                              the consolidated financial statements.

                                                 7

                             BOOTIE BEER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  NATURE  OF  BUSINESS  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Nature of the Business
----------------------

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

Going Concern
-------------

Our audited financial statements for the three months ended March 31, 2006, reflect a net loss of ($2,940,983) and negative cash flows from operations of $(183,938). These results reflect the Company's need to acquire sufficient sources of capital and business model objectives to meet our working capital needs. We have raised capital by selling additional shares of common stock and also issuing convertible debentures and anticipate the proceeds from the sale of the shares of common stock will provide us with our necessary cashflow needs for the foreseeable future, as we continue the expansion of our national distribution plan. We believe this will generate the additional cash required to fund our operations and allow us to meet our obligations.

The primary objective of the Company business model is to develop a malt beverage and/or alcohol related beverages that realizes a high level of consumer demand. The Company invests in many test markets and marketing strategies in pursuit of that objective. As a result, the Company seeks investment capital to fund operations to aid in the pursuit and development of a high volume of consumer demand for its malt beverage product. Currently, the Company is testing various marketing strategies to develop Bootie Beer brands and other malt beverage brand extensions and other alcohol related beverages. As a result, the most significant expenditure items in the operation is research, marketing development and advertising. We tested some of our strategies for Bootie Beer brands in Florida in 2004 and early 2005. After concluding the test in Florida we tested the strategies in Washington, Oregon, Montana, Idaho and Massachusets. We believe the sales results in the North West and in Massachusetts were lower in than in Florida resulting from a less effective marketing strategy and lower investment capital. The Company will continue to seek investment capital and revisit these territories and new territories with new brand development strategies. The Company finances operations, growth and development of brand strategies predominantly through investment capital.

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

Accounts Receivable
-------------------

The Company grants credit to customers within the United States of America and retains a collateral position in the goods according to the terms of the sales contracts. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. At March 31, 2006 and December 31, 2005, accounts receivable were recorded at their net realizable value. Historically, the Company's bad debt write-offs related to these trade accounts receivable have been insignificant.

Inventories
-----------

Inventories, which consist principally of raw materials (including bottling products) and finished goods, are stated at lower of cost (weighted average), or market, which is determined on the specific-identification method.

Property and Equipment
----------------------

Property and equipment is stated at cost, less accumulated depreciation. The Company follows the practice of capitalizing property and equipment purchased over $1,500. Depreciation expense is recognized using the straight-line method based upon estimated useful lives (automobile - 5 years; brewing equipment - 7 years).

Fair Value of Financial Instruments
-----------------------------------

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income
--------------------------

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Segment Information
-------------------

The Company operates primarily in a single operating segment, brewing beer and related products.

Stock Based Compensation
------------------------

The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Awards through March 31, 2006 have been at fair value.

Transactions in which goods or services are received from non-employees for the issuance of equity securities are accounted for based on the fair value of the consideration received.

Net Loss Per Common Share
-------------------------

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For all periods, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses. At March 31, 2006 and December 31, 2005 there were vested options outstanding to purchase 1,755,000 common shares which may dilute future earnings per share. At March 31, 2006 and December 31, 2005 there were non-vested options outstanding to purchase 965,000 and 950,000, respectively, common shares which may dilute future earnings per share. Additionally, warrants to purchase 200,000 shares of common stock which may dilute future earnings per share remained outstanding with various investors.

Revenue Recognition
-------------------

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

Sales Incentives
----------------

In accordance with EITF 00-14, "Accounting for Certain Sales Incentives" all cash sales incentives paid to third parties are recorded as a reduction of revenue. All non-cash sales incentives, such as free products given to a distributor, are recorded as a cost of sales.

Distribution Costs
------------------

The costs incurred by the Company for un-reimbursed shipping and handling from the brewer to the distributor are classified as distribution costs.

Advertising and Sales Promotions
--------------------------------

Advertising production costs are accumulated and expensed the first time the advertisement is shown. Media and promotional costs are charged to marketing expense during the period in which they are incurred.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred.

Compensated Absences
--------------------

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
-----------------------------------

Bank Line of Credit
-------------------

On January 5, 2006, the Company established a credit line with a bank with a credit limit of $1,235,000. The bank line of credit is secured to $790,000 by a shareholder's certain assets. The promissory note carried interest at a rate of 7.75% and 5.50% at March 31, 2006 and December 31, 2005, respectively. The Company awarded Steve Stans 1,000,000 shares of the Company's common stock on September 13, 2005 as an inducement to provide financing and the collateral of $790,000 described above. Interest expense of $810,000 was recorded as of December 15, 2005 to reflect the issuance of these shares. Accrued interest payable related to this bank line of credit was $7,204 and $3,733 as of March 31, 2006 and December 31, 2005, respectively.

Advances from Officer
---------------------

An officer of the Company has advanced funds to the Company over time for payment of operating expenses. There is no formal repayment arrangement and no stated interest rate on these funds. The balance due to an officer which remained outstanding at March 31, 2006 and December 31, 2005 was $159,651 and $13,330, respectively.

Short-term Notes Payable
------------------------

In 2005, the Company entered into agreements with various suppliers to sign promissory notes to pay off remaining account payable balances. The terms of the notes generally are 10% interest, with the balance in full due by December 31, 2005. The balance outstanding at March 31, 2006 and December 31, 2005 was $192,469 and $217,243, respectively. The Company had not made payment on all short-term notes payable by December 31, 2005 and through the date of this report. Payments in full on all short-term notes payable are expected to be made once the Company secures additional financing in 2006.

Note Payable  -  Officer
------------------------

A note payable to a trust controlled by an officer requires monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007. The balance outstanding at March 31, 2006 and December 31, 2005 was $511,102 and $535,102, respectively.

Note Payable - Shareholder
--------------------------

A shareholder has made loans to the Company to provide cash for continuing operations. The Promissory Note dated August 3, 2004 made available $2,000,000 to the Company and stated that the principal balance is to be repaid on December 15, 2005. The Company has issued 15,000,000 shares of common stock in lieu of interest. Interest was calculated at approximately 10% over the term of the loan. At March 31, 2006 and December 31, 2005, interest has been applied on this loan in the amount of $37,500 and $74,792, respectively. The note payable - shareholder balance outstanding at March 31, 2006 and December 31, 2005 was $2,075,674.

Note  Payable  -  Auto Loan

The Company financed a company automobile in September 2003 with a 60-month loan at an interest rate of 6.49% per year. Monthly interest and principal payments are $984. The balance outstanding at March 31, 2006 and December 31, 2005 was $26,395 and $28,796, respectively. The current portion outstanding at March 31, 2006 and December 31, 2005 $8,766 and $8,384, respectively. This note payable is secured by the automobile.

NOTE  3  -  SHAREHOLDERS' EQUITY
--------------------------------

The Company has 200,000,000 common shares authorized and 64,534,281 and 52,500,031 outstanding, respectively as of March 31, 2006 and December 31, 2005, respectively.

During the three months ended March 31, 2006, the Company has issued 2,034,250 shares of common stock, agreed to issue another 100,000 shares of common stock, and recognized approximately $1,964,063 in stock-based employee compensation expense for services performed. The 100,000 shares of common stock were included as "shares to be issued" on the balance sheet at March 31, 2006.

The Company has recognized interest expense of $4,610 related to the amortization of the debt discount associated with certain convertible debt financings contracted in 2005.

On September 6, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000. Dr. Thodos exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. The Company had not issued the shares as of the date of the financials.

On September 13, 2005, we issued a promissory note to the Steven H. Stans Foundation for $467,000. The promissory note carried interest at a rate of 6%. The Company awarded Steve Stans 1,000,000 shares of the Company's common stock on September 13, 2005 as an inducement to provide financing in the form of the promissory note. Interest expense of $810,000 was recorded as of December 15, 2005 to reflect the issuance of these shares. These shares of common stock were included as "shares to be issued" on the balance sheet at March 31, 2006 and December 31, 2005, respectively.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000. Mr. Schuld exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. The Company had not issued the shares as of the date of the financials.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV ONE. These shares were subsequently issued during the three months ended March 31, 2006. At March 31, 2006, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV TWO. These shares were subsequently issued during the three months ended March 31, 2006. At March 31, 2006, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock.

The Company issued stock options in 2004. As of March 31, 2006 and December 31, 2005, there were 1,755,000 vested and 635,000 stock options which vest at various times over the next five years. The strike price for all stock options is $0.01.

On January 25, 2006, the Company registered 9,000,000 shares of common stock to be available for issue under its 2005 Non-Qualified Stock Option Plan.

On March 15, 2006, the Company issued 650,000 stock options to its employees which were immediately vested but held various restrictions related to the exercise and resale of the Company's common stock. An expense of $511,875 was recorded during the three months ended March 31, 2006, related to the issuance of these stock options. As of March 31, 2006 and December 31, 2005, there were 2,405,000 vested and 635,000 stock options which vest at various times over the next five years. The strike price for all stock options is $0.01.

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




                                                     Weighted
                                                     Average
                                                      Number     Exercise
                                                     Of Shares     Price
                                                     ---------   --------
     Outstanding at December 31, 2003 . . .                  0   $    .00
                                                     ---------   --------
     Granted . . . . . . . . . . . . . . . .         1,750,000   $    .01
     Exercised . . . . . . . . . . . . . . .                 0   $    .00
     Cancelled . . . . . . . . . . . . . . .                 0   $    .00
     Outstanding at December 31, 2004  . . .         1,750,000   $    .01
                                                     ---------   --------
     Granted . . . . . . . . . . . . . . . .             5,000   $    .01
     Exercised . . . . . . . . . . . . . . .                 0   $    .00
     Cancelled . . . . . . . . . . . . . . .                 0   $    .00
     Outstanding at December 31, 2005 . . ..         1,755,000   $    .01
                                                     ---------   --------
     Granted . . . . . . . . . . . . . . . .           650,000   $    .01
     Exercised . . . . . . . . . . . . . . .                 0   $    .00
     Cancelled . . . . . . . . . . . . . . .                 0   $    .00
     Outstanding at December 31, 2005  . . .         2,405,000   $    .01
                                                     ---------   --------

     Options exercisable at March 31, 2006           2,405,000   $    .01
     Options exercisable at December 31, 2005        1,755,000   $    .01
                                                     =========   ========

The following tables summarize information about fixed stock options outstanding and exercisable at March 31, 2006:



Stock Options Outstanding
--------------------------

         Number of          Remaining          Weighted-
          Shares           Contractual          Average
        Outstanding       Life in Years      Exercise Price
      ---------------   -----------------  ------------------
         1,400,000             3.4             $   .01
           200,000             3.9             $   .01
           100,000             4.0             $   .01
            50,000             4.2             $   .01
           655,000             4.4             $   .01

         ---------                             -------
         2,405,000                             $   .01
         =========                             -------

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options is below the market price of the Company's common stock on the date of grant.

Also, the Company has granted selected executives and other key employees stock option awards, whose vesting is contingent continued employment. The exercise price of each option, which has a five-year life, is $.01 per share which was equal to the fair value price of the Company's common stock on the date of grants. A summary of the status of the Company's performance-based stock option plan as of March 31, 2006 and December 31, 2005, and changes during the periods ended on those dates is presented below:



                                          Weighted-
                                        Number Average
Performance-Based Stock Option Plan       Of Shares              Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 31, 2003. .             0                  $      .00
--------------------------------------------------------------------------------
  Granted . . . . . . . . . . . . .       950,000                  $      .01
  Exercised . . . . . . . . . . . .             0                  $      .00
  Cancelled . . . . . . . . . . . .             0                  $      .00
                                                                   ----------
----------------
Outstanding at December 31, 2004. .       950,000                  $      .01

  Granted . . . . . . . . . . . .          15,000                  $      .01
  Exercised . . . . . . . . . . . .             0                  $      .00
  Cancelled . . . . . . . . . . . .             0                  $      .00
                                                                   ----------
---------------
Outstanding at December 31, 2005. .       965,000                  $      .01
  Granted . . . . . . . . . . . . .             0                  $      .01
  Exercised . . . . . . . . . . . .             0                  $      .01
  Cancelled . . . . . . . . . . . .             0                  $      .00
                                                                   ----------
---------------
Outstanding at March 31, 2006 . . .       965,000                  $      .01
                                                                   ==========




              As of March 31, 2006, options will vest as follows:

              January 2007 . . . . . . . . . . . . .  208,000
              January 2008 . . . . . . . . . . . . .  208,000
              January 2009 . . . . . . . . . . . . .  208,000
              January 2010 . . . . . . . . . . . . .    8,000

                                                      -------
                  Total. . . . .. . . . . . . . . . . 635,000
                                                      =======

On January 1, 2006, 330,000 stock options vested fully and remain exercisable at the employee's discretion.

NOTE  4  -  INCOME  TAXES
-------------------------

Since the Company has not generated taxable income, no provision for income taxes has been provided.

Through March 31, 2006, the Company incurred net operating losses for federal tax purposes of approximately $15,679,000. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company's total deferred tax asset is as follows:

                                                          March 31, 2006
                                                          --------------

Tax benefit of net operating loss carry-forward . . . . .  $ 4,718,000
Valuation allowance. . . . . . ..........................   (4,718,000)
                                                           -----------
                                                           $      -
                                                           ===========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                      March 31,     December 31,
                                                        2006            2005
                                                      ---------      ---------

Tax expense (credit) at statutory rate-federal. . .     (34)%          (34)%
State tax expense net of federal tax. . . . . . . .      (6)            (6)
Changes in valuation allowance. . . . . . . . . . .      40             40
                                                      ---------      ---------
Tax expense at actual rate                                -              -
                                                      =========      =========

The valuation allowance increased by approximately $938,000 and 2,059,000 in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively. Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE  5  -  COMMITMENTS AND CONTIGENCIES
----------------------------------------

Office Space Leases
-------------------

The address of our principal executive office is 620 North Denning Drive, Suite 100, Winter Park, FL 32789. On May 1, 2004, we entered into a lease agreement with Rudolph Roundtree to lease approximately 2,170 square feet of storage space in Winter Park. The annual rent for this space is $27,500. The term of the lease for this space is renewal every twelve months with an increase of up to ten percent per year.

In March 2004, the Company, which was then doing business as Jane Butel Corporation, entered into a three year lease for corporate office space in Albuquerque, New Mexico. The office space consisted of 3,684 sq ft at $4,500 per month. In August 2005, the Company reached a settlement with its landlord to terminate this lease in lieu of a payment of $25,346 and additional installment payments of $1,408.12 per month through September 2007.

NOTE  6  -  RELATED PARTY TRANSACTIONS
--------------------------------------

During 2005, the Company paid Boot Camp Media, an entity owned by the President of the Company, $71,689 for advertising costs. There was no balance due at March 31, 2006 or December 31, 2005.

The Company owes an officer $159,651 and $13,330 for advances for operating expenses as of March 31, 2006 and December 31, 2005, respectively. There is no stated interest rate or other terms for these advances.

The SBA note was refinanced with a trust controlled by an officer. The note requires monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007. The balance outstanding at March 31, 2006 and December 31, 2005 was $511,102 and $535,102, respectively.

The Company owes a shareholder $2,075,674 as of March 31, 2006 and December 31, 2005, respectively, under the terms of a promissory note dated August 3, 2004. The Company has issued 15,000,000 shares of common stock in lieu of interest. Interest was calculated at approximately 10% over the term of the loan.

The shareholder noted above also agreed to provide collateral valued at $790,000 in connection with the $1,235,000 bank line of credit detailed above.

FOOTNOTE  7  -  SUBSEQUENT EVENTS
---------------------------------

Financings
----------

During the second quarter of 2006 through the date of this report, an officer advanced $36,774 to the Company to fund operations. Payment terms are currently unscheduled and an effective interest rate has not been agreed upon, as of the date of this report.

During the second quarter of 2006 through the date of this report, a principal shareholder advanced $15,000 to the Company to fund operations. Payment terms are currently unscheduled and an effective interest rate has not been agreed upon, as of the date of this report.

Litigation & Complaints Involving the Improper Offers in the Marketplace
------------------------------------------------------------------------
On July 26, 2005, the Company, which was then called Jane Butel Corporation, consummated a reverse merger (the "Transaction") pursuant to which it acquired all the outstanding capital stock of Bootie Beer Corporation (the "Subsidiary"), then a privately held company, pursuant to an Agreement and Plan of Reorganization dated as of July 19, 2006 (the "Reorganization Agreement"). As a result of the Transaction, the shareholders of the Subsidiary owned in excess of a majority of our outstanding capital stock and the executive officers of the Subsidiary became the executive officers of the Company. We changed our name to Bootie Beer Corporation following consummation of the acquisition. In addition, pursuant to the Reorganization Agreement, (i) Dutchess Private Equity Fund, II, L.P ("DPEII") agreed to provide the Company at the closing of the Transaction with up to $50 million of financing pursuant to a line of credit agreement between the Company and DEPII and a $1 million note of DPEII payable on the effectiveness of a Form SB-2 registration statement for the shares of our common stock issuable upon conversion of the debt issued by the Company pursuant to the line of credit and (ii) Dutchess Advisors, LLC ("Advisors"), an affiliate of DEPII, agreed to provide the Company a note to satisfy certain reasonable expenses related to the Transaction. For additional information regarding the Transaction, see the Current Reports on Form 8-K filed by the Company on July 27, 2005 and August 3, 2005.

Prior to the execution of the Reorganization Agreement, the Subsidiary on May 23, 2005 entered into a consulting agreement (the "Consulting Agreement") with Michael A. Novielli under which Mr. Novielli was to advise the Company with respect to operations, business strategy, and other matters pertaining to the business of the Company as shall be specified from time to time by the Company's President and/or other officer(s) and assist in reviewing material transactions. Pursuant to the Consulting Agreement, Mr. Novielli was to receive 2,493,750 shares of common stock as compensation for his services "promptly upon execution of the merger of the [Subsidiary] into a publicly traded entity" and $15,000 per month plus the reimbursement of his expenses. The Consulting Agreement provided that the shares to be issued to Mr. Novielli shall be registered under an S-8 Registration Statement within five (5) business days of the Subsidiary becoming publicly traded. Pursuant to the Consulting Agreement, Mr. Novielli represented that "the services to be provided thereunder are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the Company's securities." As a result of the consummation of the Transaction, Mr. Novielli received 2,493,750 shares of our common stock as compensation for his services under the Consulting Agreement which shares were registered by the Company on a Form S-8 filed on July 25, 2005, pursuant to advice from counsel selected by Mr. Novielli.

Mr. Novielli is either a principal of, or otherwise affiliated with, DPEII, Advisors and Dutchess Capital Management, LLC ("DCM" and DCM, together with DEPII and Advisors, the "Novielli Affiliates"). During the first quarter of 2006, the Company received information that Mr. Novielli and possibly a Novielli Affiliate made offers and sales in the public market of the common stock originally issued to Mr. Novielli pursuant to the Consulting Agreement and registered with the SEC on the Form S-8. The Company also received advice that raised issues whether the S-8 registration was appropriate for registration of the stock issued to Mr. Novielli pursuant to the Consulting Agreement.

The Company began an immediate investigation of these matters, which is ongoing. The Company's Chief Executive Officer communicated to Mr. Novielli the request to cease and desist from any further sales of the Company stock. The Company specifically put Mr. Novielli on notice that, based on the information developed to date, the Form S-8 registration statement may not have been appropriate for registration of the shares of the common stock issued pursuant to the Consulting Agreement and that, if so, he had improperly sold the shares issued pursuant to the S-8 registration. On March 29, 2006, the Company through its counsel requested the return of the shares issued to Mr. Novielli. The Company is in negotiations for the immediate return all the shares issued under the Consulting Agreement. The Company also is currently investigating its ability to terminate the effectiveness of the July 25, 2005 S-8 registration statement.

The facts developed thus far through this investigation indicate that the sale by Mr. Novielli or a Novielli Affiliate of the shares covered by the S-8 registration statement may have been resold in the public market in violation of
Section 5 of the Securities Act of 1933, as amended. We believe that a limited number of shares of common stock may have been resold in the public market. In the event that the sales of stock of the Company violated Section 5 of the Securities Act of 1933, the Company may be liable for rescission and/or other damages with respect to these sales, including monetary fines or other regulatory sanctions as provided under applicable securities laws. The Company does not condone any activity in violation of the securities laws and is committed to the pursuit of any and all parties who were involved in such transactions to the extent that such sales violated the securities laws

On May 2, 2006 Dutchess Private Equities Fund, II LP and Michael Novielli filed a demand for arbitration for breach of five debenture agreements and a corporate consulting agreement with Michael Novielli. The Fund is seeking $891,359, plus contract based interest plus pre-award interest, costs and attorney fees and delivery of 534,000 warrants. Michael Novielli is seeking $165,000 plus pre-award interest, costs and attorney fees. Bootie Beer Corporation denies all allegations of money damages claimed by Michael Novielli.

Bootie Beer Corporation denies all allegations of monetary damages claimed by Michael Novielli and Dutchess. Dutchess Advisors Ltd/LLC and its affiliates agreed to pay Bootie Beer Corporation all reasonable pre-effective public company expenses, including but not limited to expenses of the combined entity after closing, as accrued in the period from pre-closing to effectiveness of its registration statement, as agreed to in the Plan of Reorganization dated July 19, 2005. Dutchess paid all debenture payments from reorganization through December 2005 and has subsequently failed to make the debenture payments since January 2006 to the date of this filing. Therefore, if Bootie Beer Corporation is in default, Dutchess Private Equity Fund LLP and affiliates caused the default.

On February 27, 2006 Clear Channel Outdoor filed a complaint for approximately $230,000 for failing to pay a note when due. Bootie Beer Corporation is currently in settlement negotiations with Clear Channel.

 On May 5, 2006 United Graphix, Inc filed a judgment in the amount of $9,992.93 against Bootie Beer Corporation for non-payment of services. Bootie Beer Corporation intends to settle this matter with United Graphix.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis contains a comparison of the results of operations for the three and nine months ended September 30, 2005 and the same period in 2004. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005

Net Revenues
------------

Net revenues for the three months ended March 31, 2006 were $0 compared to $1,620 for the three months ended March 31, 2005. The decrease was related to unexpected delayed funding of $3.4 million from Mercatus & Partners. During the same period, the company received approximately $100,000.00 in new purchase orders, but we elected to not convert those orders to revenues, pending receipt of funds from Mercatus & Partners. The funding from Mercatus & Partners will enable the company to support those sales with advertising and marketing initiatives, as required by the company sales & marketing strategy, for executing the growth objective of the company.

Costs of Goods Sold
-------------------

Costs of goods sold for the three months ended March 31, 2006 were $13,927 compared to $43,081 for the three months ended March 31, 2005. The decrease is due to the decrease in revenues in 2006, as compared to 2005. Also, costs of goods sold for 2006 relates to sales returns and fixed storage and distribution costs the Company incurs on an ongoing basis.

Marketing, Distribution and Administrative Expenses
---------------------------------------------------

Marketing, Distribution and Administrative Expenses for the three months ended March 31, 2006 were $2,820,117, compared to $511,521 for the three months ended March 31, 2005. The increase was due to significant stock-based compensation related to the issuance of common stock and stock options to the Company's employees.

Net Loss
--------

Net loss for the three months ended March 31, 2006 was ($2,940,983) compared to ($656,711) for the three months ended March 31, 2005. The increase in the net loss is directly related to the decreased gross profit and increase in stock-based compensation discussed above.

Basic and Diluted Loss per Share
--------------------------------
Our basic and diluted loss per share for the three months ended March 31, 2006 was ($0.05) compared to ($0.03) for the three months ended March 31, 2005. The increased net loss per share is a due to stock-based compensation incurred during the three months ended March 31, 2006.

Liquidity and Capital Resources
-------------------------------
As of March 31, 2006, our total current assets were $504,235 and our total current liabilities were $6,497,146. Our Stockholder's Deficit at March 31, 2006 was ($15,679,883).

As of March 31, 2006, we had debt of $5,675,297. We make annual or semi-annual interest payments on the debt under our convertible notes, which are due in 2008. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations if we are unable to generate sufficient cash flow or obtain outside investments or funds for required payments, or if we fail to comply with covenants in our debt, we will be in default.

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

On September 16, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000. Dr. Thodos exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. The company has reported the 100,000 shares of common stock as shares to be issued on the consolidated condensed balance sheet. The Company had not issued the shares as of the date of these financial statements.

On September 19, 2005, we issued convertible debentures of $172,400 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debentures can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $28,400. The discount is to be amortized over the five year term of the convertible debentures. The debentures are payable on June 16, 2010.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000. Mr. Schuld exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. The company has reported the 100,000 shares of common stock as shares to be issued on the consolidated condensed balance sheet. The Company had not issued the shares as of the date of these financial statements.

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

On May 1, 2004, we entered into a lease agreement with Rudolph Roundtree to lease approximately 2,170 square feet of storage space in Winter Park. The annual rent for this space is $27,500. The term of the lease for this space is renewal every twelve months with an increase of ten percent per year.

Subsidiary

As of March 31, 2006, we had one wholly-owned subsidiary, Bootie Holdings
Corp.

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

On August 19, 2005, Gemstone Securities, LLC made a formal demand under Rule R-4 of the Commercial Arbitration Rules of the American Arbitration Association that a contract dispute with Bootie Beer Company be arbitrated in Tampa, Florida by the American Arbitration Association in conformance with the parties' contractual arrangement. The parties to the dispute include Bootie Beer Company, Gemstone Securities, LLC, and Jane Butel Corp. d/b/a Bootie Beer Company. Gemstone alleges Bootie Beer breached a March 2005 contract in which it was agreed that Gemstone would advise and assist Bootie Beer in securing and facilitating a reverse merger transaction and in securing funding with an institutional investor and/or accredited investor. Gemstone is requesting the payment of all commissions, attorneys fees, costs, and the granting of warrants associated with the alleged breach of agreement. The remedy sought consists of $48,000 as the value of 2% of the 200,000,000 authorized shares of Jane Butel Corporation; $90,000 which is 9% of what is believed to have been a $1,000,000 bridge financing; payment of a 7% commission on any long term funding; and the granting of certain warrants. We have responded to the demand and have denied all demands. (I will provide exact language from document at office in morning) We believe this matter is too preliminary to predict the outcome.

On May 2, 2006 Dutchess Private Equities Fund, II LP and Michael Novielli filed a demand for arbitration for breach of five debenture agreements and a corporate consulting agreement with Michael Novielli. The Fund is seeking $891,359, plus contract based interest plus pre-award interest, costs and attorney fees and delivery of 534,000 warrants. Michael Novielli is seeking $165,000 plus pre-award interest, costs and attorney fees. Bootie Beer Corporation denies all allegations of money damages claimed by Michael Novielli.

Bootie Beer Corporation denies all allegations of monetary damages claimed by Michael Novielli and Dutchess. Dutchess Advisors Ltd/LLC and its affiliates agreed to pay Bootie Beer Corporation all reasonable pre-effective public company expenses, including but not limited to expenses of the combined entity after closing, as accrued in the period from pre-closing to effectiveness of its registration statement, as agreed to in the Plan of Reorganization dated July 19, 2005. Dutchess paid all debenture payments from reorganization through December 2005 and has subsequently failed to make the debenture payments since January 2006 to the date of this filing. Therefore, if Bootie Beer Corporation is in default, Dutchess Private Equity Fund LLP and affiliates caused the default.

On February 27, 2006 Clear Channel Outdoor filed a complaint for approximately $230,000 for failing to pay a note when due. Bootie Beer Corporation is currently in settlement negotiations with Clear Channel.


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

On September 16, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000.

On September 19, 2005, we issued convertible debentures of $172,400 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debentures can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $28,400. The discount is to be amortized over the five year term of the convertible debentures. The debentures are payable on June 16, 2010.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000.

On November 1, 2005, we issued convertible debentures of $192,000 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debentures can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of $32,000. The discount is to be amortized over the five year term of the convertible debentures. The debentures are payable on June 16, 2010. We believe that the issuance of these shares was exempt from registration under the Securities Act by reason of Section 4(2) thereof and/or Regulation D under the Securities Act as a non-public sale of securities due to the absence of a general solicitation, the general nature and circumstances of the sale, including the qualifications of the purchasers, and the restrictions on resales imposed on the securities acquired.


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

    21.1            List of Subsidiaries (filed herewith).

    31.1 Certification of the Chief Executive Officer/Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.1 Final Judgment dated May 5, 2006 in the County of Court in and for Orange County, Florida between United Grafix, Inc., a foreign authorized corporation, Plantiff and Bootie Holdings Corporation, a Florida corporation, Defendant.

    99.2 Summons dated February 27, 2006 in the Circuit Court in and for Orange County, State of Florida Between Clear Channel Outdoor, Inc., Plantiff and Bootie Holdings Corporation fka Bootie Beer Company, Defendant.

    99.3 Demand for Arbitration dated May 2, 2006 between Dutchess Private Equities Fund, II, LP and Michael A. Novielli, Claimants and Bootie Beer Company, Respondent.


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

On November 2, 2005, we filed an Amended 8-K regarding Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. We entered into a convertible debenture agreement with Dutchess Private Equities Fund, II, L.P. The principle amount of the convertible debenture is $192,000.

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


                                            BOOTIE  BEER  CORPORATION
                                            -------------------------
                                                  (Registrant)


Date:  May 11, 2006                         /s/  Tania  Torruella
-------------------                         -----------------------------------
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

Signatures
----------


  Signature                       Title                            Date
  ---------                       -----                            ----

/s/  Tania  Torruella             Chief  Executive Officer         May 11, 2006
-----------------------------     Chairperson  &  Interim
     Tania  Torruella             Chief  Financial  Officer


/s/  Antonio R. Torruella         Director                         May 11, 2006
-----------------------------
     Antonio R. Torruella


/s/  Stephanie Stans Warren       Director                         May 11, 2006
-----------------------------
     Stephanie Stans Warren


/s/  Paul M. Beleckas             Director                         May 11, 2006
-----------------------------
     Paul M. Beleckas