Form 10QSB
period 2006-06-30
Bootie Beer CORP
filed 2006-08-14
CIK 1204853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

       X    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF
      ---   1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

       X    TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE
      ---   SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
            FROM            TO           .
                 -----------   ----------

Commission file number  000-25663


BOOTIE BEER CORPORATION
(Exact name of small business issuer as specified in its charter)


              Florida                         65-0327060
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)







P. O. Box 125
Winter Park, Florida 32790
(Address of principal executive offices)

(407) 622-5999
(Issuer?s telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No    .
                   ---      ---
Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

State the number of shares outstanding of each of the issuer?s classes of common equity, as of the latest practicable date: 64,519,869 shares of common stock were outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

BOOTIE BEER CORPORATION

FORM 10-QSB


TABLE OF CONTENTS


                                                                    Page
PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements (unaudited)
           Accountant?s Review Report                                 3
           Consolidated Balance Sheet                                4-5
           Consolidated Statements of Operations                      6
           Consolidated Statement of Shareholders? Deficit           7-8
           Consolidated Statements of Cash Flows                     9-10
           Notes to Consolidated Financial Statements                11
Item 2.    Management?s Discussion and Analysis and Plan
             of Operation                                            23
Item 3.    Controls and Procedures                                   28

PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings                                        29
Item 2.     Unregistered Sales of Equity Securities and Use
              of Proceeds                                            29
Item 3.     Defaults Upon Senior Securities                          29
Item 4.     Submission of Matters to a Vote of Security Holders      29
Item 5.     Other Information                                        29
Item 6.     Exhibits and Reports on Form 8-K                         29

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. KENYON AVENUE, SUITE 100
DENVER, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Newave, Inc.
Goleta, California

We have reviewed the accompanying consolidated balance sheet of Bootie Beer Corporation as of June 30, 2006, and the related consolidated statement of operations and stockholders' deficit for the three and six month period ended June 30, 2006 and cash flows for the six-month period ended June 30, 2006. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jaspers + Hall, PC
Denver, CO
August 11, 2006

BOOTIE BEER CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                         June 30, 2006    December 31, 2005
                                                         -------------    -----------------
                                                          (UNAUDITED)
                                   A S S E T S

CURRENT ASSETS
    Cash                                                  $       543       $    19,497
    Accounts Receivable net of allowance for bad debt           3,482           107,508
    Inventories                                                26,602           165,839
    Prepaid Expenses                                           57,088                --
                                                          -----------       -----------
          Total Current Assets                                 87,715           292,844

FIXED ASSETS
    Brewery Equipment                                          45,119            45,119
    Vehicles                                                   50,203            50,203
    Printing Plates                                            28,447            28,447
    Computers                                                   5,268             5,268
    Tradeshow Booths                                            2,963             2,963
    Accumulated Depreciation                                  (46,728)          (34,467)
                                                          -----------       -----------
          Total Fixed Assets                                   85,272            97,533

OTHER ASSETS
    Long Term Investments ? Certificate of Deposit                 --           201,986
                                                          -----------       -----------

          Total Assets                                    $   172,987       $   592,363
                                                          ===========       ===========

                              L I A B I L I T I E S

CURRENT LIABILITIES
    Bank Lines of Credit                                  $        --       $   915,517
    Accounts Payable and Accrued Expenses                   2,704,975         1,920,163
    Payroll and Payroll Taxes Payable                         198,318            56,251
    Current Portion of Auto Note Payable                        9,148             8,384
    Short Term Notes Payable ? Vendors                        185,853           217,243
    Advances from Officer                                     249,756            13,330
    Current Portion of Note Payable - Officer                 482,924           354,106
    Note Payable ? Shareholder                              2,931,477         2,075,674
                                                          -----------       -----------
          Total Current Liabilities                         6,762,451         5,560,668

LONG-TERM LIABILITIES
    Auto Note Payable, Less Current Portion                    15,923            20,412
    Notes Payable                                              80,015           111,952
    Note Payable ? Officer, net of Current Portion             28,178           180,996
    Convertible Debt, net of Debt Discount                  1,367,664         1,358,444
                                                           ----------        ----------
          Total Long-Term Liabilities                       1,491,780         1,671,804
                                                           ----------        ----------
          Total Liabilities                                 8,254,231         7,232,472

    Commitments and Contingencies


                      S T O C K H O L D E R S ' DEFICIT

Preferred Stock                                                    -                -
    2,500,000 authorized shares, 0 shares issued
     and outstanding, $1.00 par value
Common Stock
    200,000,000 authorized shares, $.001 par value
    64,484,154 and 52,500,031 shares issued
    and outstanding                                            64,484           52,500
Shares to be Issued                                              1101           11,200
Warrants                                                          200                -
Additional Paid-in-Capital                                 11,684,444        9,410,091
Subscription Receivable                                    (3,375,000)      (3,375,000)
Accumulated Deficit                                       (16,456,473)     (12,738,900)
                                                          -----------      -----------
          Total Stockholders' Deficit                      (8,081,244)      (6,640,109)
                                                          -----------      -----------
          Total Liabilities and Stockholders' Deficit     $   172,987      $   592,363
                                                          ===========      ===========

See accountants? review report
The accompanying notes are integral part of the consolidated financial statements.

BOOTIE BEER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS


                                            For the Six Months Ended June 30,
                                            ---------------------------------
                                                 2006               2005
                                             (unaudited)        (unaudited)
                                              ---------          ---------
REVENUES, Less Returns and Allowances         $   (55,396)       $    16,558
COST OF SALES                                     179,964             78,901
                                              -----------        -----------
          Gross Profit (loss)                    (235,360)           (62,343)

MARKETING, DISTRIBUTION AND
ADMINISTRATIVE EXPENSES                         3,313,857          1,327,670
                                              -----------       ------------
          Net Loss from Operations             (3,549,217)        (1,390,013)

OTHER INCOME AND EXPENSES:
          Interest Income                           5,406                  -
          Interest Expense                       (173,762)           (52,136)
                                              -----------       ------------
          Total Other Income and Expenses        (168,356)           (52,136)

          Net loss before taxes                (3,717,573)        (1,442,190)
                                              -----------        -----------
PROVISION FOR INCOME TAXES:
     Income Tax Benefit/(Expense)                       -                  -
                                              -----------        -----------
          Net Loss                            $(3,717,573)       $(1,442,190)
                                              ===========        ===========
Basic Loss Per Common Share                   $     (0.06)       $     (5.71)
                                              -----------        -----------
Diluted Loss Per Common Share                 $     (0.06)       $     (5.71)
                                              -----------        -----------

Weighted Average number of Common Shares       63,527,301            252,639
     used in basic per share calculations     ===========        ===========

See accountant?s review report
The accompanying notes are integral part of the consolidated financial statements.

BOOTIE BEER CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS? DEFICIT

                                 Common Stock                 Shares          Shares
                              Shares      Par at               to be           to be
Memo                          Issued      0.001	    Warrants   Issued         returned
Balance at 12/31/04         36,500,000    36,500          -           -             -

Issued for Interest         12,500,000    12,500          -           -             -

Issued for Services          3,247,230     3,247          -           -             -

Beneficial Conversion
   Feature                           -   	      -          -           -             -

Common Stock Inducement	              -         -          -           -         1,000

Warrant Inducement                   -   	      -          -           -             -

Merger Accounting	              252,801       253          -           -             -

Exercise of Investor Warrants	        -         -          -           -           200

Sale of Common Stock                 -   	      -          -           -         10,000

Net Loss                             -         -          -           -              -
                            ----------   -------    -------  ----------        -------
Balance at 12/31/05         52,500,031    52,500          -           -         11,200
                            ----------   -------   --------  ----------        -------

Reclass of Investor Warrants         -   	      -        200           -           (200)

Issued for Employee
  Compensation               2,034,250     2,034          -        (220)             1

Stock Options Issued                 -   	      -          -           -              -

Sale of Common Stock        10,000,000    10,000          -           -        (10,000)

Net Loss - Q1 2006                   -   	      -          -           -              -
                            ----------   -------    -------     -------        -------
Balance at 3/31/06          64,534,281    64,534        200        (220)         1,001

2nd Qtr 2006 Activity
---------------------
Issued for Employee
  Compensation                (320,250)     (320)       220         100              -

Issued for Interest              6,536         7          -           -              -

Issued for Prepaid Services    263,587       263          -           -              -
Net Loss - Q2 2006                   -   	      -          -           -              -
                           -----------   -------    -------     -------       --------
                            64,484,154    64,484        200           -	          1,101
                           ===========   =======    =======     =======       ========

See accountant?s review report
The accompanying notes are an integral part of the consolidated financial statements

BOOTIE BEER CORPORATION
CONSOLIDTED STATEMENT OF SHAREHOLDERS? DEFICIT (continued)

                                  Paid in    Subscriptions      Accumulated
Memo                              Capital      Receivable          Deficit       Total
Balance at 12/31/04               601,170               -        (2,394,248)  (1,756,578)

Issued for Interest               112,500               -                 -      125,000

Issued for Services             2,553,293               -                 -    2,556,540

Beneficial Conversion Feature	      28,000               -                 -       28,000

Common Stock Inducement	           809,000               -                 -      810,000

Warrant Inducement                456,579               -                 -      456,579

Merger Accounting	               1,184,749               -        (2,526,827)  (1,341,825)

Exercise of Investor Warrants	     299,800               -                 -      300,000

Sale of Common Stock            3,365,000      (3,375,000)                -            -

Net Loss                                -              -   	      (7,817,825)  (7,817,825)
                              -----------    -----------        -----------  -----------
Balance at 12/31/05             9,410,091     (3,375,000)       (12,738,900)  (6,640,109)
                              -----------    -----------        -----------  -----------
Reclass of Investor Warrants            -              -                  -            -

Issued for Employee
  Compensation                  1,710,248              -   	               -    1,712,063

Stock Options Issued              511,875              -   	               -      511,875

Sale of Common Stock                    -              -   	               -            -

Net Loss - Q1 2006                      -              -         (2,940,983)  (2,940,983)
                              -----------    -----------        -----------  -----------
Balance at 3/31/06             11,632,214     (3,375,000)       (15,679,883)  (7,357,154)
                              ===========    ===========        ===========  ===========

2nd Qtr 2006 Activity
----------------------
Issued for Employee
  Compensation                          -              -                  -            -

Issued for Interest                 2,493              -                  -        2,500

Issued for Prepaid Services        49,737              -   	               -       50,000

Net Loss - Q2 2006                      -              -           (776,590)    (776,590)
                              -----------    -----------        -----------  -----------
Balance at 6/30/06             11,684,444     (3,375,000)       (16,566,473)  (8,081,244)
                              ===========    ===========        ===========  ===========

See accountant?s review report
The accompanying notes are an integral part of the consolidated financial statements

BOOTIE BEER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            June 30,         December 31,
                                                               2006                2005
                                                            (unaudited)        (unaudited)
                                                             ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                             $  (3,717,573)       $ (7,817,825)

    Changes in operating assets and liabilities:
           Depreciation                                         12,261              18,686
           Amortization of Debt Discount                         9,220               5,972
           Beneficial Conversion Feature                             -              28,000
           Shares Issued for Services                        2,223,938          2,556,540
          (Increase)/Decrease in Account Receivable            104,026             (89,267)
          (Increase)/Decrease in Inventory                     139,237            (143,386)
          (Increase)/Decrease in Prepaid Expenses               (7,088)             13,390
          (Increase)/Decrease in Investments                   201,986            (201,986)
           Increase/(Decrease) Accounts Payable
             and Accrued Expenses                              755,375           1,121,276
           Increase/(Decrease) in Payroll Taxes Payable        142,067              56,251
                                                          ------------        ------------
Net Cash Used in Operating Activities                         (136,551)         (4,445,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Received for Sale of Assets                                 -                 500
    Capital Expenditures                                             -             (36,678)
                                                          ------------        ------------
Net Cash Provided By Investing Activities                            -             (31,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on Bank Debt                                   (1,235,000)           (624,800)
    Proceeds from Short Term Notes                             319,483             217,243
    Proceeds from Debt Financing                                     -           1,427,000
    Advances from Officer                                      236,426              17,662
    Payments on advances from Officer                                -             (34,976)
    Proceeds from Notes Payable ? Officer                            -             238,983
    Proceeds from Notes Payable ? Shareholder                   855,803           1,575,674
    Shares Issued for Interest                                        -             125,000
    Shares Issued for Inducement                                      -             810,000
    Warrants Issued for Inducement                                    -             456,579
    Proceeds from Sale of Common Stock                                -             300,000
    Principal payments on debt                                   59,115            (107,613)
                                                           ------------        ------------
Net Cash Provided from Financing Activities                     117,596           4,400,752
                                                           ------------        ------------
Net Increase (Decrease) in Cash                                ( 18,955)            (87,775)

Cash Balance,  Begin Period                                      19,497             107,272
                                                           ------------        ------------
Cash Balance,  End Period                                  $         542       $     19,497
                                                            ============       ============




Supplemental Disclosures:
    Cash Paid for interest                                  $     27,238        $     3,729
    Cash Paid for income taxes                              $          -        $         -

Non Cash Transactions:
    Shares Issued for Interest                              $      2,500        $   935,000
    Shares Issued for Services                              $  2,223,938        $ 2,556,540

See accountant?s review report
The accompanying notes are integral part of the consolidated financial statements.

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

Going  Concern
--------------
Our unaudited financial statements for the six months ended June 30, 2006, reflect a net loss of ($3,717,573) and negative cash flows from operations of $(136,551). These results reflect the Company?s need to acquire sufficient sources of capital to achieve business model objectives and to meet our working capital needs. We have raised capital by issuing convertible debentures, obtaining loans from shareholders and officers, and selling additional shares of common stock. We anticipate the proceeds from the sale of the shares of common stock, which have yet to be collected, will provide us with our necessary cash flow needs to meet our obligations and to fund our operations for the foreseeable future, as we continue the expansion of our national distribution plan.

The primary objective of the Company business model is to develop a malt beverage and/or alcohol related beverages that achieve a high level of consumer demand. The Company invests in many test markets and marketing strategies in pursuit of that objective. As a result, the Company seeks investment capital to fund operations to aid in the pursuit and development of a high volume, consumer demand for its malt beverage product. Currently, the Company is testing various marketing strategies to develop Bootie Beer brands, other malt beverage brand extensions and other alcohol related beverages. As a result, the most significant on-going expenditure items in the operation are research, market development and advertising. We tested some of our strategies for Bootie Beer brands in Florida in 2004 and early 2005.

After concluding the test in Florida, we tested similar strategies in Washington, Oregon, Montana, Idaho and Massachusetts with a lower advertising and marketing budget. We believe the sales results in the North West and in Massachusetts were lower than in Florida resulting from lower investment capital dedicated to advertising and marketing spending for brand development in those territories and new territories with new brand development strategies and brands. The Company finances operations, growth and development of brand strategies predominantly through investment capital.

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

Accounts Receivable
-------------------
The Company grants credit to customers within the United States of America and retains a collateral position in the goods according to the terms of the sales contracts. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes is sufficient. At June 30, 2006 and December 31, 2005, accounts receivable were recorded at their net realizable value. Historically, the Company's bad debt write-offs related to these trade accounts receivable have been insignificant.

Inventories
-----------
Inventories, which consist principally of raw materials (including bottling products) and finished goods, are stated at lower of cost (weighted average), or market, which is determined on the specific-identification method.

Property and Equipment
----------------------
Property and equipment is stated at cost, less accumulated depreciation. The Company follows the practice of capitalizing property and equipment purchased over $1,500. Depreciation expense is recognized using the straight-line method based upon estimated useful lives (automobile - 5 years; brewing equipment ? 7 years).


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

Stock Based Compensation
------------------------
The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Awards through June 30, 2006 have been at fair value.

Transactions in which goods or services are received from non-employees for the issuance of equity securities are accounted for based on the fair value of the consideration received.

Net Loss per Common Share
-------------------------
Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For all periods, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses. At June 30, 2006 and December 31, 2005 there were vested options outstanding to purchase 1,755,000 common shares which may dilute future earnings per share. At June 30, 2006 and December 31, 2005 there were non-vested options outstanding to purchase 965,000 and 950,000, respectively, common shares which may dilute future earnings per share. Additionally, warrants to purchase 200,000 shares of common stock which may dilute future earnings per share remained outstanding with various investors.

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

Sales Incentives
----------------
In accordance with EITF 00-14, "Accounting for Certain Sales
Incentives" all cash sales incentives paid to third parties is recorded as a reduction of revenue. All non-cash sales incentives, such as free products given to a distributor, are recorded as a cost of sales.

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

NOTE 2 - FINANCING ARRANGEMENTS
-----------------------------------------------------------

Bank Line of Credit
-------------------
On January 5, 2006, the Company established a credit line with a bank with a credit limit of $1,235,000. The bank line of credit was secured to $790,000 by a shareholder?s certain assets. The Company awarded Steve Stans 1,000,000 shares of the Company?s common stock on September 13, 2005 as an inducement to provide financing and the collateral of $790,000. Interest expense of $810,000 was recorded as of December 15, 2005 to reflect the issuance of these shares. Accrued interest payable related to this bank line of credit was $0 and $3,733 as of June 30, 2006 and December 31, 2005, respectively. On May 26, 2006, the bank chose to close the credit line due to the negative spread between interest expense and CD income. In addition, the Company had defaulted on an interest payment and the bank issued a demand notice of $1,235,000 plus outstanding interest and fees. The Company did not have the available cash so the bank utilized all of the assigned collateral to pay off the principal amount of the loan including the collateral cash deposit of a shareholder. The amount collected from the shareholder is now reflected as a Note Payable ? Shareholder.

Advances from Officer
---------------------
An officer of the Company has advanced funds to the Company over time for payment of operating expenses. There is no formal repayment arrangement and no stated interest rate on these funds. The balance due to an officer which remained outstanding at June 30, 2006 and December 31, 2005 was $249,756 and $13,330, respectively.

Short-term Notes Payable
------------------------
In 2005, the Company entered into agreements with various suppliers to sign promissory notes to pay off remaining account payable balances. The terms of the notes generally are 10% interest, with the balance in full due by December 31, 2005. The balance outstanding at June 30, 2006 and December 31, 2005 was $185,853 and $217,243, respectively. The Company had not made payment on all short-term notes payable by December 31, 2005 and through the date of this report. Payments in full on all short-term notes payable are expected to be made once the Company secures additional financing in 2006.

Note Payable - Officer
----------------------
A note payable to a trust controlled by an officer requires monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007. The balance outstanding at June 30, 2006 and December 31, 2005 was $511,102 and $535,102, respectively.

Note Payable ? Shareholder
--------------------------
A shareholder has made loans to the Company to provide cash for continuing operations. The Promissory Note dated August 3, 2004 made available $2,000,000 to the Company and stated that the principal balance is to be repaid on December 15, 2005. The Company has issued 15,000,000 shares of common stock in lieu of interest. Interest was calculated at approximately 10% over the term of the loan. On May 26,

2006, when the bank line of credit was closed, the bank utilized the $790,000, plus interest earned, which was provided as security on the loan by the shareholder as partial repayment. The Company and the shareholder have not yet agreed on the key terms regarding this amount. The note payable ? shareholder balance outstanding at June 30, 2006 and December 31, 2005 was $2,931,477 and 2,075,674, respectively.

Note Payable - Auto Loan
------------------------
The Company financed a company automobile in September 2003 with a 60-month loan at an interest rate of 6.49% per year. Monthly interest and principal payments are $984. The balance outstanding at June 30, 2006 and December 31, 2005 was $25,071 and $28,796, respectively. The current portion outstanding at June 30, 2006 and December 31, 2005 $9,148 and $8,384, respectively. This note payable is secured by the automobile.

NOTE 3 - SHAREHOLDERS? EQUITY
-------------------------------------------------------

The Company has 200,000,000 common shares authorized and 64,519,869 and 52,500,031 outstanding, respectively as of June 30, 2006 and December 31, 2005, respectively.

During the three months ended June 30, 2006, the Company has issued 263,587 shares of common stock as a $50,000 retainer for law firms representing the company, issued 6,536 shares of common stock as payment for $2,500 of accrued interest and issued 35,715 shares in error.

The Company has recognized interest expense of $4,610 during the three months ended June 30, 2006, related to the amortization of the debt discount associated with certain convertible debt financings contracted in 2005.

On September 6, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000. Dr. Thodos exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. The company had not issued the shares as of the date of these financial statements.

On September 13, 2005, we issued a promissory note to the Steven H. Stans Foundation for $467,000. The promissory note carried interest at a rate of 6%. The Company awarded Steve Stans 1,000,000 shares of the Company?s common stock on September 13, 2005 as an inducement to provide financing in the form of the promissory note. Interest expense of $810,000 was recorded as of December 15, 2005 to reflect the issuance of these shares. These shares of common stock were included as ?shares to be issued? on the balance sheet at March 31, 2006 and December 31, 2005, respectively.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000. Mr. Schuld exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. The company had not issued the shares as of the date of these financial statements.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV ONE. These shares were subsequently issued during the three months ended March 31, 2006. At June 30, 2006, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV TWO. These shares were subsequently issued during the three months ended March 31, 2006.

At June 30, 2006, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock.

The Company issued stock options in 2004. As of June 30, 2006 and
December 31, 2005, there were 2,405,000 vested and 1,755,000 stock options which vest at various times over the next five years. The strike price for all stock options is $0.01.

On January 25, 2006, the Company registered 9,000,000 shares of common stock to be available for issue under its 2005 Non-Qualified Stock Option Plan.

On March 15, 2006, the Company issued 650,000 stock options to its employees which were immediately vested but held various restrictions related to the exercise and resale of the Company?s common stock. An expense of $511,875 was recorded during the three months ended March 31, 2006, related to the issuance of these stock options. As of June 30, 2006 and December 31, 2005, there were 2,405,000 vested and 635,000 stock options which vest at various times over the next five years. The strike price for all stock options is $0.01.

No options were granted during the second quarter of 2006.

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

                                                  Weighted
                                                  Average
                                                   Number       Exercise
                                                  Of Shares       Price
                                                 -----------   -----------
Outstanding at December 31, 2003 . . . .                  0      $    .00
                                               ------------   -----------
Granted . . . . . . . . . . . . . . . .           1,750,000      $    .01
Exercised . . . . . . . . . . . . . . .                   0      $    .00
Cancelled . . . . . . . . . . . . . . .                   0      $    .00
Outstanding at December 31, 2004  . . .           1,750,000      $    .01
                                               ------------   -----------
Granted . . . . . . . . . . . . . . . .               5,000      $    .01
Exercised . . . . . . . . . . . . . . .                   0      $    .00

Cancelled . . . . . . . . . . . . . . .                   0      $    .00
Outstanding at December 31, 2005 . . . . .        1,755,000      $    .01
                                               ------------   -----------
Granted . . . . . . . . . . . . . . . .             650,000      $     .01
Exercised . . . . . . . . . . . . . . .                   0      $     .00
Cancelled . . . . . . . . . . . . . . .                   0      $     .00
Outstanding at December 31, 2006  . . . .         2,405,000      $     .01
                                                -----------    -----------

Options exercisable at June 30, 2006              1,755,000      $    .01
Options exercisable at December 31, 2005          1,755,000      $    .01
                                                ===========    ==========



The following tables summarize information about fixed stock options outstanding and exercisable at March 31, 2006:

Stock Options Outstanding
--------------------------

         Number of            Remaining       Weighted-
          Shares                 Contractual       Average
        Outstanding          Life in Years   Exercise Price
--------------------------   --------------  --------------
         1,400,000                  3.2           $   .01
           200,000                  3.7           $   .01
           100,000                  3.8           $   .01
            50,000                  4.0           $   .01
           655,000                  4.7           $   .01
       -----------                                    ---
         2,405,000                                 $  .01
       ===========                                    ---


The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options is below the market price of the Company's common stock on the date of grant.

Also, the Company has granted selected executives and other key employees stock option awards, whose vesting is contingent continued employment. The exercise price of each option, which has a five-year life, is $.01 per share which was equal to the fair value price of the Company's common stock on the date of grants. A summary of the status of the Company's performance-based stock option plan as of June 30, 2006 and December 31, 2005, and changes during the periods ended on those dates is presented below:

                                          Weighted-
                                       Number Average
Performance-Based Stock Option Plan       Of Shares       Exercise Price
-------------------------------------------------------------------------
Outstanding at December 31, 2003. .              0        $           .00
-------------------------------------------------------------------------
  Granted . . . . . . . . . . . . .        950,000        $           .01
  Exercised . . . . . . . . . . . .              0        $           .00
  Cancelled . . . . . . . . . . . .              0        $           .00
                                      ------------       ----------------
Outstanding at December 31, 2004. .        950,000        $           .01

  Granted . . . . . . . . . . . .           15,000        $           .01
  Exercised . . . . . . . . . . . .              0        $           .00
  Cancelled . . . . . . . . . . . .              0        $           .00
                                      ------------        ---------------
Outstanding at December 31, 2005. . . .    965,000        $           .01

  Granted . . . . . . . . . . . . .              0        $           .01
  Exercised . . . . . . . . . . . .              0        $           .01
  Cancelled . . . . . . . . . . . .              0        $           .00
                                       -----------        ---------------
Outstanding at June 30, 2006    . .        965,000        $           .01
                                       ===========        ===============


As of June 30, 2006, options will vest as follows:

January 2007 . . . . . . . . . . . . . . . . . . .  208,000
January 2008 . . . . . . . . . . . . . . . . . . .  208,000
January 2009 . . . . . . . . . . . . . . . . . . .  208,000
January 2010 . . . . . . . . . . . . . . . . . .      8,000
                                                   --------
  Total. . . . . . . . . . . . . . . . . . . . . .  635,000
                                                   ========


On January 1, 2006, 330,000 stock options vested fully and remain exercisable at the employee?s discretion.

NOTE 4 - INCOME TAXES
------------------------------------------------------

Since the Company has not generated taxable income, no provision for income taxes has been provided.

Through June 30, 2006, the Company incurred net operating losses for federal tax purposes of approximately $16,456,473. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company?s total deferred tax asset is as follows:

                                                          June 30, 2006
                                                          -------------
Tax benefit of net operating loss carry-forward            $ 5,028,000
Valuation allowance                                         (5,028,000)
                                                           -----------
                                                           $         -
                                                           ===========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

                                      June 30, 2006 and December 31, 2005
                                      -----------------------------------

Tax expense (credit) at statutory
  rate-federal                                 (34)%           (34)%
State tax expense net of federal tax.           (6)             (6)
Changes in valuation allowance                  40              40
                                          --------        --------
Tax expense at actual rate                       -               -
                                          ========        ========

The valuation allowance increased by approximately $1,248,000 and 2,059,000 in the six months ended June 30, 2006 and the year ended December 31, 2005, respectively. Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE 5 - COMMITMENTS AND CONTIGENCIES
------------------------------------------------------------------

Office Space Leases
-------------------
The Company currently leases a small office facility on a month to month basis.


NOTE 6 - RELATED PARTY TRANSACTIONS
------------------------------------------------------------------

During 2005, the Company paid Boot Camp Media, an entity owned by the President of the Company, $71,689 for advertising costs. There was no balance due at March 31, 2006 or December 31, 2005.

The Company owes an officer $249,756 and $13,330 for advances for operating expenses as of June 30, 2006 and December 31, 2005, respectively. There is no stated interest rate or other terms for these advances.

The SBA note was refinanced with a trust controlled by an officer. The note requires monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007. The balance outstanding at June 30, 2006 and December 31, 2005 was $511,102 and $535,102, respectively.

The Company owes a shareholder $2,931,477 and $2,075,674 as of June 30, 2006 and December 31, 2005, respectively, under the terms of a promissory note dated August 3, 2004. The Company has issued
15,000,000 shares of common stock in lieu of interest. Interest was calculated at approximately 10% over the term of the loan.

The shareholder noted above also agreed to provide collateral valued at $790,000 in connection with the $1,235,000 bank line of credit detailed above. This collateral was utilized by the bank as partial repayment of the line of credit when the bank closed the loan and is the key cause of the increase in the amount owed to the shareholder.


FOOTNOTE 7 - LITIGATION
------------------------------------------------------------------

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


FOOTNOTE 8 - SUBSEQUENT EVENTS
----------------------------------------------------------------

Financings
----------
During the third quarter of 2006 through the date of this report, an officer advanced $35,982 to the Company to fund operations. Payment terms are currently unscheduled and an effective interest rate has not been agreed upon, as of the date of this report.

Litigation Involving the Improper Offers in the Marketplace
-----------------------------------------------------------
On July 26, 2005, the Company, which was then called Jane Butel Corporation, consummated a reverse merger (the "Transaction") pursuant to which it acquired all the outstanding capital stock of Bootie Beer Corporation (the "Subsidiary"), then a privately held company, pursuant to an Agreement and Plan of Reorganization dated as of July 19, 2006 (the "Reorganization Agreement"). As a result of the Transaction, the shareholders of the Subsidiary owned in excess of a majority of our outstanding capital stock and the executive officers of the Subsidiary became the executive officers of the Company. We changed our name to

Bootie Beer Corporation following consummation of the acquisition. In addition, pursuant to the Reorganization Agreement, (i) Dutchess Private Equity Fund, II, L.P ("DPEII") agreed to provide the Company at the closing of the Transaction with up to $50 million of financing pursuant to a line of credit agreement between the Company and DEPII and a $1 million note of DPEII payable on the effectiveness of a Form SB-2 registration statement for the shares of our common stock issuable upon conversion of the debt issued by the Company pursuant to the line of credit and (ii) Dutchess Advisors, LLC ("Advisors"), an affiliate of DEPII, agreed to provide the Company a note to satisfy certain reasonable expenses related to the Transaction. For additional information regarding the Transaction, see the Current Reports on Form 8-K filed by the Company on July 27, 2005 and August 3, 2005.

Prior to the execution of the Reorganization Agreement, the Subsidiary on May 23, 2005 entered into a consulting agreement (the "Consulting Agreement") with Michael A. Novielli under which Mr. Novielli was to advise the Company with respect to operations, business strategy, and other matters pertaining to the business of the Company as shall be specified from time to time by the Company's President and/or other officer(s) and assist in reviewing material transactions. Pursuant to the Consulting Agreement, Mr. Novielli was to receive 2,493,750 shares of common stock as compensation for his services "promptly upon execution of the merger of the [Subsidiary] into a publicly traded entity" and $15,000 per month plus the reimbursement of his expenses. The Consulting Agreement provided that the shares to be issued to Mr. Novielli shall be registered under an S-8 Registration Statement within five (5) business days of the Subsidiary becoming publicly traded. Pursuant to the Consulting Agreement, Mr. Novielli represented that "the services to be provided hereunder are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the Company's securities." As a result of the consummation of the Transaction, Mr. Novielli received 2,493,750 shares of our common stock as compensation for his services under the Consulting Agreement which shares were registered by the Company on a Form S-8 filed on July 25, 2005, pursuant to advice from counsel selected by Mr. Novielli.

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

The facts developed thus far through this investigation indicate that the sale by Mr. Novielli or a Novielli Affiliate of the shares covered by the S-8 registration statement may have been resold in the public market in violation of Section 5 of the Securities Act of 1933, as amended. We believe that a limited number of shares of common stock may have been resold in the public market. In the event that the sales of stock of the Company violated Section 5 of the Securities Act of 1933, the Company may be liable for rescission and/or other damages with respect to these sales, including monetary fines or other regulatory sanctions as provided under applicable securities laws. The Company does not condone any activity in violation of the securities laws and is committed to the pursuit of any and all parties who were involved in such transactions to the extent that such sales violated the securities laws

ITEM 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis contains a comparison of the results of operations for the three and six months ended June 30, 2006 and the same period in 2005. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10K-SB for the year ended December 31, 2005.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words ?believes,? ?could,? ?expects,? ?intends,? ?anticipates,? or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including the risks described in this report and on our form 10K-SB filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. WE do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

Bootie Beer Corporation (the ?Company?) is engaged in the business of brewing, marketing, and selling malt beverage products to a national network of independent beer wholesalers. Effective July 27, 2005, the shareholders of the Company consummated a reverse merger stock exchange agreement with Jane Butel Corporation, a publicly held company. Under the terms of the agreement, the Company's shareholders received 49,753,480 shares of common stock of Jane Butel Corporation in exchange for all of the outstanding shares of Bootie Beer Company on a one-for-one basis. The reverse merger was accounted for using the purchase method. Accordingly, the merger of the two companies was recorded as a recapitalization with Bootie Beer Corporation being treated as the continuing entity. The historical financial statements presented are those of Bootie Beer Corporation.

Additionally, in March 2005, one of our investors, 21st Century, demanded that we issue warrants for 30,000,000 shares of our common stock pursuant to a Warrant Agreement that we had with them. We did not issue the shares at that time due to a disagreement in the calculation of the number of shares and other terms in the Warrant Agreement. On May 4, 2005, a letter was issued from the law offices of Dominic P Gentile, Ltd. stating that we were in default of the Warrant

Agreement, as amended. The letter stated that we owned 21st Century $3.1 million in cash. We attempted to negotiate a settlement with 21st Century be we were not initially successful. However, in June 2005, we were able to negotiate a settlement between our company, Dutchess Private Equities II and 21st Century. With the assistance of Dutchess, we were also able to negotiate settlements for most of our other debts. As part of this process, we agreed to transfer the remaining assets and certain liabilities in our company to Jane Butel, an individual.

Additionally, in late June, all of our original board members resigned and they were replaced by Theodore Smith and Doug D?Agata, who are affiliated with Dutchess. In June 2005, Jane Butel resigned as our Chief Executive Officer and Doug D?Agata was appointed Interim Chief Executive Officer. At June 30, 2005, the last day of our fiscal year, we had no operations.

In July, 2005, subsequent to the end of our fiscal year, we entered into an Agreement and Plan of Reorganization with Bootie Beer, the owners of the outstanding pre-merger shares of common stock of Bootie Beer, and Dutchess Advisors, LLC. As a result of this agreement, we merged with Bootie Beer Company, a Florida corporation.

During the three months and six months ended June 30, 2006, we were engaged in the business of brewing, marketing, and selling malt beverage products to a national network of independent beer wholesalers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In December 2001, the SEC issued a cautionary advice to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management?s most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

Net revenues from product sales are recognized upon the transfer of title and risk of ownership to customers. Allowance for estimated returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in cost of sales.

IMPAIRMENT OF LONG LIVED ASSETS

We review our long-lived assets including property and equipment and our identifiable intangible assets subject to amortization whenever current events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the estimated future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of that long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset?s fair value.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005

Net Revenues
------------
Net revenues for the three months ended June 30, 2006 were $(26,615) compared to $14,938 for the three months ended June 30, 2005. The decrease was related to discontinuation of distribution of the products and related credits issued to customers compared to a small level of shipments during the prior year period. The Company plans to resume production, marketing and distribution once it completes the capital raise objective which will enable the Company to execute its aggressive business model.

Costs of Goods Sold
-------------------
Costs of goods sold for the three months ended June 30, 2006 were $194,818 compared to $35,820 for the three months ended June 30, 2005. The decrease is due to the decrease in revenues in 2006, as compared to 2005. Also, costs of goods sold for 2006 relates to sales returns and inventory write down for out of date inventory.

Marketing, Distribution and Administrative Expenses
---------------------------------------------------
Marketing, Distribution and Administrative Expenses for the three months ended June 30, 2006 were $456,631 compared to $716,149 for the three months ended June 30, 2005. The decrease was due to reduction in headcount and other cost saving measures as the Company awaits capital.

Net Loss
--------
Net loss for the three months ended June 30, 2006 was ($773,835) compared to ($785,438) for the three months ended June 30, 2005. The reduction in the net loss relates to the reduced staffing levels and other cost minimization efforts.

Basic and Diluted Loss per Share
--------------------------------
Our basic and diluted loss per share for the three months ended June 30, 2006 was ($0.01) compared to ($3.11) for the three months ended June 30, 2005. The decrease net loss per share resulted from a significant issuance of shares associated with the reverse merger completed in July 2005.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED
JUNE 30, 2005

Net Revenues
------------
Net revenues for the six months ended June 30, 2006 were $(55,396) compared to $16,558 for the six months ended June 30, 2005. The decrease was related to discontinuation of distribution of the products and related credits issued to customers compared to a small level of shipments during the prior year period. The Company plans to resume production, marketing and distribution once it completes the capital raise objective which will enable the Company to execute its aggressive business model.

Costs of Goods Sold
-------------------
Costs of goods sold for the six months ended June 30, 2006 were $179,964 compared to $78,901 for the six months ended June 30, 2005. The increase is due to a large write down of inventory in 2006, as compared to 2005.

Marketing, Distribution and Administrative Expenses
---------------------------------------------------
Marketing, Distribution and Administrative Expenses for the six months ended June 30, 2006 were $3,311,102 compared to $1,327,670 for the six months ended June 30, 2005. The increase was due to significant stock based compensation resulting from the issuance of stock and options during 2006 to the Company?s employees.

Net Loss
--------
Net loss for the six months ended June 30, 2006 was ($3,714,818) compared to ($1,442,149) for the six months ended June 30, 2005. The increase in net loss was due to significant stock based compensation resulting from the issuance of stock and options during 2006 to the Company?s employees.

Basic and Diluted Loss per Share
--------------------------------
Our basic and diluted loss per share for the six months ended June 30, 2006 was ($0.06) compared to ($5.71) for the six months ended June 30, 2005. The increase in net loss was due to significant stock based compensation resulting from the issuance of stock and options during 2006 to the Company?s employees.

Liquidity and Capital Resources
-------------------------------
As of June 30, 2006, our total current assets were $87,715 and our total current liabilities were $6,727,758. Our Stockholder's Deficit at June 30, 2006 was ($8,078,489).

As of June 30, 2006, we had debt of $5,675,297. We make annual or semi-annual interest payments on the debt under our convertible notes, which are due in 2008. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations if we are unable to generate sufficient cash flow or obtain outside investments or funds for required payments, or if we fail to comply with covenants in our debt, we will be in default.

Financing Activities

On June 15, 2005, we issued convertible debentures of $66,000 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debenture can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser?s option, at the time of each conversion. This debenture was issued at a discount of $11,000. The debentures are payable on June 15, 2010.

On July 15, 2005, we issued convertible debentures of $72,000 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debenture can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser?s option, at the time of each conversion. This debenture was issued at a discount of $12,000. The debentures are payable on July 10, 2010.

On August 3, 2005, we issued convertible debentures of $48,000 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debenture can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser?s option, at the time of each conversion. This debenture was issued at a discount of $8,000. The debentures are payable on August 3, 2010.

On September 16, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000. Dr. Thodos exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. The company has reported the 100,000 shares of common stock as shares to be issued on the consolidated financial statements. The company has not issued these shares as of the date of these consolidated financial statements.

On September 19, 2005, we issued convertible debentures of $172,400 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debenture can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser?s option, at the time of each conversion. This debenture was issued at a discount of $28,400. The debentures are payable on June 16, 2010.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000. Mr. Schuld exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005. The company has reported the 100,000 shares of common stock as shares to be issued on the consolidated financial statements. The company has not issued these shares as of the date of these consolidated financial statements.

On November 1, 2005, we issued convertible debentures of $192,000 to Dutchess Private Equities Fund, II, LP. The holder of the convertible debenture can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest, payable in cash or common stock, at the purchaser?s option, at the time of each conversion. This debenture was issued at a discount of $32,000. The debentures are payable on November 1, 2010.

Inflation

We do not believe that inflation has had or is likely to have any significant impact on our operations.

CAPITAL COMMITMENTS

We have an employment agreement with our Chairman and Interim Chief Financial Officer, Tania Torruella, for a monthly salary of $10,000 twelve months. The agreement was signed on September 1, 2005. Tania Torruella has agreed to take compensation of $7,500 per month since July 1, 2005. The Board of Directors and Ms. Torruella have agreed that the agreement signed September 1, 2005 will be in full force with the exception of the monthly compensation until further notice. We also have an employment agreement with our President, Paul Beleckas, for a salary of $8,750 per month for twelve months. The agreement was signed on September 1, 2005.

SUBSIDIARY

As of June 30, 2006, we had one wholly-owned subsidiary, Bootie
Holdings Corp.


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


ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended June 30, 2006, the Company has issued 263,587 shares of common stock as a $50,000 retainer for law firms representing the company, issued 6,536 shares of common stock as payment for $2,500 of accrued interest and issued 35,715 shares in error.


ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not  Applicable.


ITEM  5.  OTHER INFORMATION

Not Applicable.

ITEM  6.  EXHIBITS AND REPORTS ON FORM  8-K

(a)   Reports on Form 8-K.

Not Applicable

(b)   Exhibits.

       Exhibit 31 - Certifications pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2006

BOOTIE BEER CORPORATION

By: /s/ Tania Torruella
---------------------------
Chief Executive Officer and Director



13