Form 10QSB
period 2006-09-30
Bootie Beer CORP
filed 2006-11-21
CIK 1204853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-25663

BOOTIE BEER CORPORATION
(Exact name of small business issuer as specified in its charter)

Florida	85-0472748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P. O. Box 125
Winter Park, Florida 32790
(Address of principal executive offices)

(407) 622-5999
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 66,270,940 shares of common stock were outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

BOOTIE BEER CORPORATION

FORM 10-QSB

BOOTIE BEER CORPORATION
BALANCE SHEETS

	Sept 30, 2006	December 31, 2005
	(UNAUDITED)

AS S E T S
CURRENT ASSETS
Cash	$105,713	$19,497
Accounts Receivable net of allowance for bad debt	--	107,508
Inventories	--	165,839
Prepaid Expenses	55,121	--
Total Current Assets	87,715	292,844
FIXED ASSETS
Brewery Equipment	45,119	45,119
Vehicles	50,203	50,203
Printing Plates	28,447	28,447
Computers	5,268	5,268
Tradeshow Booths	2,963	2,963
Accumulated Depreciation	(52,859)	(34,467)
Total Fixed Assets	79,141	97,533
OTHER ASSETS
Long Term Investments - Certificate of Deposit	--	201,986
Capitalized Finance Costs (net of amortization)	74,334	--
Total Other Asset	74,334	201,986
Total Assets	$314,308	$592,363
LIABILITIES
CURRENT LIABILITIES
Bank Lines of Credit	$--	$915,517
Accounts Payable and Accrued Expenses	2,611,319	1,920,163
Payroll and Payroll Taxes Payable	293,631	56,251
Current Portion of Auto Note Payable	9,148	8,384
Short Term Notes Payable - Vendors	181,019	217,243
Advances from Officer	169,643	13,330
Current Portion of Note Payable - Officer	507,705	354,106
Note Payable - Shareholder	2,831,477	2,075,674
Total Current Liabilities	6,603,941	5,560,668
LONG-TERM LIABILITIES
Auto Note Payable, Less Current Portion	15,923	20,412
Notes Payable	80,015	111,952
Note Payable - Officer, net of Current Portion	--	180,996
Convertible Debentures (Sept 2006), net of discount	631,212	--
Convertible Debt, net of Debt Discount	1,404,211	1,358,444
Total Long-Term Liabilities	2,076,971	1,671,804

Total Liabilities	8,680,912	7,232,472
Commitments and Contingencies
STOCKHOLDERS' DEFICIT
Preferred Stock	--	--
2,500,000 authorized shares, 0 shares issued
and outstanding, $1.00 par value
Common Stock
200,000,000 authorized shares, $.001 par value
66,970,240 and 52,500,031 shares issued
and outstanding	66,271	52,500
Shares to be Issued	1,101	11,200
Warrants	200	--
Additional Paid-in-Capital	12,051,637	9,410,091
Subscription Receivable	(3,375,000)	(3,375,000)
Accumulated Deficit	(17,110,813)	(12,738,900)
Total Stockholders' Deficit	(8,366,604)	(6,640,109)
Total Liabilities and Stockholders' Deficit	$314,308	$592,363

See accountants’ review report

The accompanying notes are integral part of the consolidated financial statements.

BOOTIE BEER CORPORATION

STATEMENT OF OPERATIONS

	For the Three Months
	Ended September 30
	2006	2005
	(unaudited)	(unaudited)

REVENUES, Less Returns and Allowance	$0	$121,559
COST OF SALES	43,650	104,049
Gross Profit (loss)	(43,650)	17,510
MARKETING, DISTRIBUTION AND
ADMINISTRATIVE EXPENSES	574,620	2,906,113

Net Loss from Operations	(618,270)	(2,888,603)

OTHER INCOME AND EXPENSES:
Other Income		44,540
Interest Income	427	65
Interest Expense	(36,497)	(215,101)
Total Other Income and Expenses	(36,070)	(170,586)

Net loss before taxes	(654,340)	(3,059,189)

PROVISION FOR INCOME TAXES:
Income Tax Benefit/(Expense)	--	--
Net Loss	$(654,340)	$(3,059,189)

Basic Loss Per Common Share	$(0.01)	$(0.08)
Diluted Loss Per Common Share	$(0.01)	$(0.08)

Weighted Average number of Common Shares
used in basic per share calculations	65,124,272	37,915,867

See Accountant’s Review Report

The accompanying notes are integral part of the consolidated financial statements.

BOOTIE BEER CORPORATION

STATEMENT OF OPERATIONS

	For the Nine Months
	Ended Sept 30,
	2006	2005
	(unaudited)	(unaudited)

REVENUES, Less Returns and Allowances	$(55,396)	$146,117
COST OF SALES	223,614	189,216
Gross Profit (loss)	(279,010)	(43,099)
MARKETING, DISTRIBUTION AND
ADMINISTRATIVE EXPENSES	3,888,477	4,324,251
Net Loss from Operations	(4,167,488)	(4,367,350)
OTHER INCOME AND EXPENSES:
Other Income	--	44,540
Interest Income	5,833	65
Interest Expense	(210,259)	(304,573)
Total Other Income and Expenses	(204,426)	(260,058)
Net loss before taxes	(4,371,913)	(4,627,408)
PROVISION FOR INCOME TAXES:
Income Tax Benefit/(Expense)	--	--
Net Loss	$(4,371,913)	$(4,627,408)
Basic Loss Per Common Share	$(0.07)	$(0.12)
Diluted Loss Per Common Share	$(0.07)	$(0.12)
Weighted Average number of Common Shares
used in basic per share calculations	64,062,416	38,231,540

See Accountant’s Review Report

The accompanying notes are integral part of the consolidated financial statements.

BOOTIE BEER CORPORATION

STATEMENT OF SHAREHOLDERS EQUITY

	Common Stock			Shares	Shares	Additional
	Shares	Par at		to be	to be	Paid in	Subscriptions	Accumulated
Memo	Issued	0.001	Warrants	Returned	Issued	Capital	Receivable	Deficit	Total

Balance at 12/31/04	36,500,000	36,500	-	-	-	601,170	-	(2,394,248)	(1,756,578)

Issued for Interest	12,500,000	12,500	-	-	-	112,500	-	-	125,000

Issued for Services	3,247,230	3,247	-	-	-	2,553,293	-	-	2,556,540

Beneficial Conversion Feature	-	-	-	-	-	28,000	-	-	28,000

Common Stock Inducement	-	-	-	-	1,000	809,000	-	-	810,000

Warrant Inducement	-	-	-	-	-	456,579	-	-	456,579

Merger Accounting	252,801	253	-	-	-	1,184,749	-	(2,526,827)	(1,341,825)

Exercise of Investor Warrants	-	-	-	-	200	299,800	-	-	300,000

Sale of Common Stock	-	-	-	-	10,000	3,365,000	(3,375,000)	-	-

Net Loss	-	-	-	-	-	-	-	(7,817,825)	(7,817,825)

Balance at 12/31/05	52,500,031	52,500	-	-	11,200	9,410,091	(3,375,000)	(12,738,900)	(6,640,109)

Reclass of Investor Warrants	-	-	200	-	(200)	-	-	-	-

Issued for Employee Compensation	2,034,250	2,034	-	(220)	1	1,710,248	-	-	1,712,063

Stock Options Issued	-	-	-	-	-	511,875	-	-	511,875

Sale of Common Stock	10,000,000	10,000	-	-	(10,000)	-	-	-	-

Net Loss - Q1 2006	-	-	-	-	-	-	-	(2,940,983)	(2,940,983)

Balance at 3/31/06	64,534,281	64,534	200	(220)	1,001	11,632,214	(3,375,000)	(15,679,883)	(7,357,154)

2nd Qtr 2006 Activity

Issued for Employee Compensation	(320,250)	(320)		220	100	-	-	-	-

Issued for Interest	6,536	7	-	-	-	2,493	-	-	2,500

Issued for Prepaid Services	263,587	263	-	-	-	49,737	-	-	50,000

Net Loss - Q2 2006	-	-	-	-	-	-	-	(776,590)	(776,590)

Balance at 6/30/06	64,484,154	64,484	200	-	1,101	11,684,444	(3,375,000)	(16,566,473)	(8,081,244)

Issued for Employee Compensations	1,500,000	1,500	-	-	-	238,500	-	-	240,000

Issued upon conversion of note payable	286,786	287	-	-	-	59,328	-	-	59,615

Warrant Inducement	-	-	-	-	-	69,366	-	-	69,366

Net Loss - Q3 2006	-	-	-	-	-	-	-	(654,340)	(654,340)

Balance at September 30, 2006	66,270,940	66,271	200	-	1,101	12,051,637	(3,375,000)	(17,110,813)	(8,366,604)

The accompanying notes are an integral part of the consolidated financial statements

BOOTIE BEER CORPORATION

STATEMENT OF CASH FLOWS

	Sept 30,	December 31,
	2006	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,371,913)	$(7,817,825)
Changes in operating assets and liabilities:
Depreciation	19,048	18,686
Amortization of Debt Discount	14,408	5,972
Beneficial Conversion Feature	--	28,000
Shares Issued for Services	2,463,938	2,556,540
(Increase)/Decrease in Account Receivable	107,508	(89,267)
(Increase)/Decrease in Inventory	165,839	(143,386)
(Increase)/Decrease in Prepaid Expenses	(5,121)	13,390
(Increase)/Decrease in Investments	201,986	(201,986)
Increase/(Decrease) Accounts Payable and Accrued Expenses	703,881	1,121,276
Increase/(Decrease) in Payroll Taxes Payable	237,380	56,251
Net Cash Used in Operating Activities	(463,036)	(4,445,739)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Received for Sale of Assets	--	500
Capital Expenditures	--	(36,678)
Net Cash Provided By Investing Activities	--	(31,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Bank Debt	(1,235,000)	(624,800)
Proceeds from Short Term Notes	319,483	217,243
Proceeds from Debt Financing	620,000	1,427,000
Advances from Officer	156,313	17,662
Payments on advances from Officer	(3,397)	(34,976)
Proceeds from Notes Payable - Officer	--	238,983
Proceeds from Notes Payable - Shareholder	855,803	1,575,674
Shares Issued for Interest	--	125,000
Shares Issued for Inducement	--	810,000
Warrants Issued for Inducement	--	456,579
Proceeds from Sale of Common Stock	--	300,000

Principal payments on debt	(163,590)	(107,613)
Net Cash Provided from Financing Activities	549,252	4,400,752
Net Increase (Decrease) in Cash	86,216	(87,775)
Cash Balance, Begin Period	19,497	107,272
Cash Balance, End Period	$105,713	$19,497
Supplemental Disclosures:
Cash Paid for interest	$27,238	$3,729
Cash Paid for income taxes	$--	$--
Non Cash Transactions:
Shares issued for Interest	$2,500	$935,000
Shares issued for employment service	$2,463,938	$15,070
Shares issued for prepaid professional services	$50,000	$--

The accompanying notes are an integral part of the consolidated financial statements.

BOOTIE BEER CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Bootie Beer Corporation is engaged in the business of brewing, marketing and selling malt beverage products to a national network of independent wholesalers. The Company produces its malt beverage products in La Crosse, Wisconsin. The Company brewery has approximately a 20 million case capacity. The Company has developed an integrated aggressive business model, with an objective to develop a full line of highly competitive beer brands, to compete in the $82 billion dollar beer industry. The first brand developed, in the Company portfolio of beers, is Bootie Beer and Bootie Light, tagged as "America’s Entertainment Beer." The Company selected its brewing venue of La Crosse, Wisconsin due to the unique availability of ultra-pure artesian water that can be drawn from the local wells, resulting in a superior brewing process and product. Bootie Beer brands seeks to offers retailers, wholesalers and consumers a differentiated and exciting, new beer experience, brewed with outstanding quality and fresh taste.

The first steps the Company pursued to achieve its business objective is investing in test market strategies in different areas of the country. The Company conducted significant test market strategies in Florida from late 2004 to early 2005. Later the company tested similar strategies in the North Western states and Massachusetts. As a result of the knowledge acquired from those tests, the Company has elected to raise sufficient capital to fund and support their brands and distributors with an aggressive and sustainable marketing campaign, that can effectively compete in the premium beer category. Therefore, the Company intends to raise capital through debt and equity agreements to fund the business model objective.

We are engaged in the business of brewing, marketing, and selling malt beverage products to a national network of independent beer wholesalers. Effective July 27, 2005, we acquired all issued and outstanding shares of common stock of Bootie Beer Company in consideration for the issuance of 49,753,480 shares of common stock to the shareholders of Bootie Beer Company. The acquisition was accounted for using the purchase method. Accordingly, the merger of the two companies was recorded as a recapitalization with Bootie Beer Corporation being treated as the continuing entity. As a result, the historical financial statements presented are those of Bootie Beer Corporation.

Going Concern

Our unaudited financial statements for the nine months ended September 30, 2006, reflect a net loss of ($4,302,547) and negative cash flows from operations of ($393,670). These results reflect the Company’s need to acquire sufficient sources of capital to execute the business model objective and meet the working capital needs. The Company business model requires an adequate amount of capital in order to sustain an aggressive marketing campaign through a normal product lifecycle, and effectively compete in the premium beer category. In late 2005, the Company entered in to, and relied on a $3.4 stock purchase agreement, that was intended to fund the 2006 purchase orders, sales, business model and cash flow of the Company. Unexpectedly, the purchasers breached the agreement and failed to fund the Company. As a result, the Company elected not to supply the acquired purchase orders for beer products, due to a shortage of advertising and marketing dollars, necessary to support the brands in the trade, specifically the premium beer category. As a result, the Company did not realize its 2006 forecasted results. In turn, the Company has acquired alternate sources of capital, and has since, raised capital by issuing convertible debt, obtaining loans from stockholders and officers and selling additional shares of common stock. The Company anticipates that the proceeds from recent sales of shares in common stock will provide them with the necessary cash flow to meet obligations and to fund operations for the foreseeable future, as they acquire funding for their national business model objective.

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

Accounts Receivable

The Company grants credit to customers within the United States of America and retains a collateral position in the goods according to the terms of the sales contracts. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes is sufficient. At September 30, 2006 and December 31, 2005, accounts receivable were recorded at their net realizable value. Historically, the Company's bad debt write-offs related to these trade accounts receivable have been insignificant.

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

Stock Based Compensation

The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Awards through September 30, 2006 have been at fair value.

Transactions in which goods or services are received from non-employees for the issuance of equity securities are accounted for based on the fair value of the consideration received.

Net Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For all periods, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses. At September 30, 2006 and December 31, 2005 there were vested options outstanding to purchase 1,755,000 common shares which may dilute future earnings per share. At September 30, 2006 and December 31, 2005 there were non-vested options outstanding to purchase 965,000 and 950,000, respectively, common shares which may dilute future earnings per share. Additionally, warrants to purchase 700,000 shares of common stock which may dilute future earnings per share remained outstanding with various investors.

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

NOTE 2 - FINANCING ARRANGEMENTS

Bank Line of Credit

On May 26, 2006, the Company closed the credit line with SunTrust Bank and repaid the amounts previously borrowed, plus interest and fees, by utilizing cash on hand and loans from a shareholder. The Shareholder loan is reflected in Note Payable - Shareholder.

Advances from Officer

An officer of the Company has advanced funds to the Company over time for payment of operating expenses. There is no formal repayment arrangement and no stated interest rate on these funds. The balance due to an officer which remained outstanding at September 30, 2006 and December 31, 2005 was $169,643 and $13,330, respectively.

Short-term Notes Payable

In 2005, the Company entered into agreements with various suppliers to sign promissory notes to pay off remaining account payable balances. The terms of the notes generally are 10% interest, with the balance in full due by December 31, 2005. The balance outstanding at September 30, 2006 and December 31, 2005 was $181,109 and $217,243, respectively. The Company had not made payment on all short-term notes payable by December 31, 2005 and through the date of this report. Payments in full on all short-term notes payable are expected to be made once the Company secures additional financing in 2006.

Note Payable - Officer

A note payable to a trust controlled by an officer required monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007. The balance outstanding at September 30, 2006 and December 31, 2005 was $507,705 and $535,102, respectively.

Note Payable - Shareholder

A shareholder has made loans to the Company to provide cash for continuing operations. The Promissory Note dated August 3, 2004 made available $2,000,000 to the Company and stated that the principal balance is to be repaid on December 15, 2005. The Company has issued 15,000,000 shares of common stock in lieu of interest. Interest was calculated at approximately 10% over the term of the loan. On May 26, 2006, when the bank line of credit was closed, the bank utilized the $790,000, plus interest earned, which was provided as security on the loan by the shareholder as partial repayment. The Company and the shareholder have not yet agreed on the key terms regarding this amount. The note payable - shareholder balance outstanding at September 30, 2006 and December 31, 2005 was $2,831,477 and 2,075,674, respectively.

Note Payable - Auto Loan

The Company financed a company automobile in September 2003 with a 60-month loan at an interest rate of 6.49% per year. Monthly interest and principal payments are $984. The balance outstanding at September 30, 2006 and December 31, 2005 was $25,071 and $28,796, respectively. The current portion outstanding at September 30, 2006 and December 31, 2005 $9,148 and $8,384, respectively. This note payable is secured by the automobile.

6% Convertible Debenture
On September 20, 2006, we issued convertible debentures of $700,000 to various investors. The holder of the convertible debenture can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at a variable price equal to 50%-60% of the lowest three trading prices for the stock during the twenty trading days prior to the issuance of the conversion notice. The convertible debentures shall pay 6% interest, payable in cash or common stock, when the debenture is converted or becomes due. The holder of the debenture also receives a warrant to purchase ten (10) shares of the Company’s common stock for each dollar invested in the debenture offering. The warrants have an exercise price of $0.20 per share and have a term of seven years from the date of issuance.

NOTE 3 - SHAREHOLDERS’ EQUITY

The Company has 200,000,000 common shares authorized and 66,270,940 and 52,500,031 outstanding, respectively as of September 30, 2006 and December 31, 2005, respectively.

During the three months ended September 30, 2006, the Company issued 268,786 shares of common stock as payment for a convertible note valued at $54,390 and related accrued interest of $5,225. The company also issued 1,500,000 shares of common stock to an employee as payment of services.

The Company has recognized interest expense of $4,610 during the three months ended September 30, 2006, related to the amortization of the debt discount associated with certain convertible debt financings contracted in 2005.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV ONE. These shares were subsequently issued during the three months ended March 31, 2006. At September 30, 2006, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. This transaction has resulted in a lawsuit between the Company and Mercatus. See Note 7, Litigation.

On December 29, 2005, we sold 5,000,000 additional shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV TWO. These shares were subsequently issued during the three months ended March 31, 2006. At September 30, 2006, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. This transaction has resulted in a lawsuit between the Company and Mercatus. See Note 7, Litigation.

On September 20, 2006, we issued warrants to purchase 7,000,000 shares of common stock to investors in our 6% convertible debenture offering. The warrants have a term of seven years from date of issuance and an exercise price of $0.20 per share.

The Company issued stock options in 2004. As of September 30, 2006 and December 31, 2005, there were 2,405,000 vested and 1,755,000 stock options which vest at various times over the next five years. The strike price for all stock options is $0.01.

On January 25, 2006, the Company registered 9,000,000 shares of common stock to be available for issue under its 2005 Non-Qualified Stock Option Plan.

On March 15, 2006, the Company issued 650,000 stock options to its employees which were immediately vested but held various restrictions related to the exercise and resale of the Company’s common stock. An expense of $511,875 was recorded during the three months ended March 31, 2006, related to the issuance of these stock options. As of September 30, 2006 and December 31, 2005, there were 2,405,000 vested and 635,000 stock options which vest at various times over the next five years. The strike price for all stock options is $0.01.

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

	Weighted
	Average
	Number	Exercise
	Of Shares	Price

Outstanding at December 31, 2003	0	$.00

2004
Granted	1,750,000	$.01
Exercised	0	$.00
Cancelled	0	$.00
Outstanding at December 31, 2004	1,750,000	$.01

2005
Granted	5,000	$.01
Exercised	0	$.00
Cancelled	0	$.00
Outstanding at December 31, 2005	1,755,000	$.01

2006
Granted	650,000	$.01
Exercised	0	$.00
Cancelled	0	$.00
Outstanding at December 31, 2006	2,405,000	$.01

Options exercisable at September 30, 2006	1,755,000	$.01
Options exercisable at December 31, 2005 .	1,755,000	$.01

The following tables summarize information about fixed stock options outstanding and exercisable at March 31, 2006:

Stock Options Outstanding

Number of	Remaining	Weighted-
Shares	Contractual	Average
Outstanding	Life in Years	Exercise Price

1,400,000	3.0	$.01
200,000	3.5	$.01
100,000	3.5	$.01
50,000	3.8	$.01
655,000	4.5	$.01

2,405,000		$.01

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options is below the market price of the Company's common stock on the date of grant.

Also, the Company has granted selected executives and other key employees stock option awards, whose vesting is contingent continued employment. The exercise price of each option, which has a five-year life, is $.01 per share which was equal to the fair value price of the Company's common stock on the date of grants. A summary of the status of the Company's performance-based stock option plan as of September 30, 2006 and December 31, 2005, and changes during the periods ended on those dates is presented below:

	Weighted-
	Number Average
Performance-Based Stock Option Plan	Of Shares	Exercise Price

Outstanding at December 31, 2003	0	$.00
Granted	950,000	$.01
Exercised	0	$.00
Cancelled	0	$.00

Outstanding at December 31, 2004	950,000	$.01
Granted	15,000	$.01
Exercised	0	$.00
Cancelled	0	$.00

Outstanding at December 31, 2005	965,000	$.01
Granted	0	$.01
Exercised	0	$.01
Cancelled	0	$.00

Outstanding at September 30, 2006	965,000	$.01

As of September 30, 2006, options will vest as follows:
January 2007	208,000
January 2008	208,000
January 2009	208,000
January 2010	8,000
Total	635,000

On January 1, 2006, 330,000 stock options vested fully and remain exercisable at the employee’s discretion.

NOTE 4 - INCOME TAXES

Since the Company has not generated taxable income, no provision for income taxes has been provided.

Through September 30, 2006, the Company incurred net operating losses for federal tax purposes of approximately $17,110,000. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company’s total deferred tax asset is as follows:

September 30, 2006

Tax benefit of net operating loss carry-forward	$5,228,000
Valuation allowance	(5,228,000)
$--

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2006 and December 31, 2005

Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	--	--

The valuation allowance increased by approximately $1,448,000 and 2,059,000 in the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE 5 - COMMITMENTS AND CONTIGENCIES

Office Space Leases

The Company currently leases a small office facility on a month to month basis.

NOTE 6 - RELATED PARTY TRANSACTIONS

During 2005, the Company paid Boot Camp Media, an entity owned by the President of the Company, $71,689 for advertising costs. There was no balance due at March 31, 2006 or December 31, 2005.

The Company owes an officer $169,643 and $13,330 for advances for operating expenses as of September 30, 2006 and December 31, 2005, respectively. There is no stated interest rate or other terms for these advances.

The SBA note was refinanced with a trust controlled by an officer. The note requires monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007. The balance outstanding at September 30, 2006 and December 31, 2005 was $507,705 and $535,102, respectively.

The Company owes a shareholder $2,831,477 and $2,075,674 as of September 30, 2006 and December 31, 2005, respectively, under the terms of a promissory note dated August 3, 2004. The Company has issued 15,000,000 shares of common stock in lieu of interest. Interest was calculated at approximately 10% over the term of the loan.

The shareholder noted above also agreed to provide collateral valued at $790,000 in connection with the $1,235,000 bank line of credit detailed above. This collateral was utilized by the bank as partial repayment of the line of credit when the bank closed the loan and is the key cause of the increase in the amount owed to the shareholder.

NOTE 7 - LITIGATION

On February 27, 2006 Clear Channel Outdoor filed a complaint for approximately $230,000 for failing to pay a note when due. Bootie Beer Corporation is currently in settlement negotiations with Clear Channel.

In July 2006, Dutchess Capital Management, LLC. and Michael Novielli demanded arbitration for the alleged breach by us of our obligations under five debentures with an aggregate face value of $553,200 issued to Dutchess from June through November 2005, and the alleged breach of our obligations under the terms of a consulting agreement with Mr. Novielli (Dutchess Private Equities Fund, II LP and Michael Novielli v. Bootie Beer Company, AAA Case No. 11-180-Y-01001-06). We asserted various counterclaims During November 2006, all matters between us, Dutchess and Mr. Novielli were resolved. The resolution reduces the aggregate face value of the debt, plus any accrued interest to $500,000 and requires Mr. Novielli to return 2,480,750 of the Company’s common stock which had previously been issued to him. As part of the settlement, the Company agreed to pay Dutchess $200,000 of the $500,000 with funds to be received from the second tranche of 6% convertible debt, which occurred on November 10, 2006, and has agreed to pay Dutchess $300,000 of the $700,000 with funds to be received from the third tranche of the 6% convertible debt.

On August 7, 2006, the Company sued Mercatus & Partners, Ltd. (“Mercatus”) in the United Stated District Court for the Southern District of New York, alleging breach of contract, fraud and conversion, and seeking damages of $3,375,000.00 for breach of contract and conversion and damages of not less than $16,617,462.49 for fraud. The Company entered into a stock purchase agreement with Mercatus, wherein the Company agreed to sell Mercatus 10 million shares (the “Stock”) of its common stock to Mercatus for a purchase price of $3,375,000.00. The Company fulfilled its obligations by transferring the Stock to an escrow fund, but Mercatus neither paid the purchase price, nor ever intended to pay. Mercatus’ fraud led the Company to incur other expenses and to suffer damages of not less than $16,617,462.49. Mercatus has filed a motion to dismiss the fraud and conversion causes of action, which motion is currently pending before the Court.

FOOTNOTE 8 - SUBSEQUENT EVENTS

Financings

On November 10, 2006, the Company received the second round of funding related to the September 2006 6% convertible note offering, totaling $600,000. Per the Dutchess/Novielli settlement, $200,000 of these funds were used to repay the Dutchess notes.

Litigation

In July 2006, Dutchess Capital Management, LLC. and Michael Novielli demanded arbitration for the alleged breach by us of our obligations under five debentures with an aggregate face value of $553,200 issued to Dutchess from June through November 2005, and the alleged breach of our obligations under the terms of a consulting agreement with Mr. Novielli (Dutchess Private Equities Fund, II LP and Michael Novielli v. Bootie Beer Company, AAA Case No. 11-180-Y-01001-06). We asserted various counterclaims. During November 2006, all matters between us, Dutchess and Mr. Novielli were amicably resolved.

Share Buyback

On November 16, 2006, the Company announced that its Board of Directors approved a share buyback program. The Company is now authorized to repurchase up to 2,000,000 shares on the open market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis contains a comparison of the results of operations for the three and nine months ended September 30, 2006 and the same period in 2005. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10K-SB for the year ended December 31, 2005.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words “believes,” “could,” “expects,” “intends,” “anticipates,” or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including the risks described in this report and on our form 10K-SB filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. WE do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

Bootie Beer Corporation (the “Company”) is engaged in the business of brewing, marketing, and selling malt beverage products to a national network of independent beer wholesalers. Effective July 27, 2005, the shareholders of the Company consummated a reverse merger stock exchange agreement with Jane Butel Corporation, a publicly held company. Under the terms of the agreement, the Company's shareholders received 49,753,480 shares of common stock of Jane Butel Corporation in exchange for all of the outstanding shares of Bootie Beer Company on a one-for-one basis. The reverse merger was accounted for using the purchase method. Accordingly, the merger of the two companies was recorded as a recapitalization with Bootie Beer Corporation being treated as the continuing entity. The historical financial statements presented are those of Bootie Beer Corporation.

Additionally, in March 2005, one of our investors, 21st Century, demanded that we issue warrants for 30,000,000 shares of our common stock pursuant to a Warrant Agreement that we had with them. We did not issue the shares at that time due to a disagreement in the calculation of the number of shares and other terms in the Warrant Agreement. On May 4, 2005, a letter was issued from the law offices of Dominic P Gentile, Ltd. stating that we were in default of the Warrant Agreement, as amended. The letter stated that we owned 21st Century $3.1 million in cash. We attempted to negotiate a settlement with 21st Century be we were not initially successful. However, in June 2005, we were able to negotiate a settlement between our company, Dutchess Private Equities II and 21st Century. With the assistance of Dutchess, we were also able to negotiate settlements for most of our other debts. As part of this process, we agreed to transfer the remaining assets and certain liabilities in our company to Jane Butel, an individual. Additionally, in late June, all of our original board members resigned and they were replaced by Theodore Smith and Doug D’Agata, who are affiliated with Dutchess. In June 2005, Jane Butel resigned as our Chief Executive Officer and Doug D’Agata was appointed Interim Chief Executive Officer. At June 30, 2005, the last day of our fiscal year, we had no operations.

In July, 2005, subsequent to the end of our fiscal year, we entered into an Agreement and Plan of Reorganization with Bootie Beer, the owners of the outstanding pre-merger shares of common stock of Bootie Beer, and Dutchess Advisors, LLC. As a result of this agreement, we merged with Bootie Beer Company, a Florida corporation.

During the three months and nine months ended September 30, 2006, we were engaged in the business of brewing, marketing, and selling malt beverage products to a national network of independent beer wholesalers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In December 2001, the SEC issued a cautionary advice to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management’s most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

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

IMPAIRMENT OF LONG LIVED ASSETS

We review our long-lived assets including property and equipment and our identifiable intangible assets subject to amortization whenever current events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the estimated future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of that long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Net Revenues

Net revenues for the three months ended September 30, 2006 were $ 0 compared to $121,559 for the three months ended September 30, 2005. The Company received purchase orders for beer products from distributors during 2006, but elected not to fill and supply those distributors. The Company believes it is in the brands best interest to postpone shipping those orders, until the Company acquires the necessary funding to support an advertising and marketing campaign, that can sustain the brands through a normal product life cycle, and allow it to compete in the premium beer category. Once the Company acquires the targeted funding the Company intends to fill the purchase orders marketing campaign, that can sustain the brands through a normal product life cycle, and allow it to compete in the premium beer category. Once the Company acquires the targeted funding the Company intends to fill the purchase orders.

Costs of Goods Sold

Costs of goods sold for the three months ended September 30, 2006 were $43,650 compared to $104,049 for the three months ended September 30, 2005. The decrease is due to the decrease in revenues in 2006, as compared to 2005. Also, costs of goods sold for 2006 relates to sales returns and inventory write down for out of date inventory.

Marketing, Distribution and Administrative Expenses

Marketing, Distribution and Administrative Expenses for the three months ended September 30, 2006 were $574,620 compared to $2,906,113 for the three months ended September 30, 2005. The decrease was due to reduction in headcount and reductions in consulting and financing costs associated with fund raising activities in 2005.

Net Loss

Net loss for the three months ended September 30, 2006 was ($654,340) compared to ($3,059,189) for the three months ended September 30, 2005. The reduction in the net loss relates to the reduced staffing levels and reductions in consulting and financing costs associated with fund raising activities in 2005.

Basic and Diluted Loss per Share

Our basic and diluted loss per share for the three months ended September 30, 2006 was ($0.01) compared to ($.08) for the three months ended September 30, 2005. The decrease net loss per share resulted from a reduction in operating costs combined with the addition of significant number of shares.
COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Net Revenues

Net revenues for the nine months ended September 30, 2006 were $(55,396) compared to $146,117 for the nine months ended September 30, 2005. The decrease was related to discontinuation of distribution of the products and related credits issued to customers compared to a small level of shipments during the prior year period.

Costs of Goods Sold

Costs of goods sold for the nine months ended September 30, 2006 were $223,614 compared to $189,216 for the nine months ended September 30, 2005. The increase is due to a large write down of inventory in 2006, as compared to 2005.

Marketing, Distribution and Administrative Expenses

Marketing, Distribution and Administrative Expenses for the nine months ended September 30, 2006 were $3,888,477 compared to $4,324,251 for the nine months ended September 30, 2005. The decrease was due to significant financing and consulting costs in 2005 offset by stock based compensation resulting from the issuance of stock and options to the Company’s employees in 2006.

Net Loss

Net loss for the nine months ended September 30, 2006 was ($4,371,913) compared to ($4,627,408) for the nine months ended September 30, 2005. The decrease in net loss was due to significant financing and consulting costs in 2005 offset by stock based compensation resulting from the issuance of stock and options to the Company’s employees in 2006.

Basic and Diluted Loss per Share

Our basic and diluted loss per share for the nine months ended September 30, 2006 was ($0.07) compared to ($0.12) for the nine months ended September 30, 2005. The decrease in net loss was due to significant financing and consulting costs in 2005 offset by stock based compensation resulting from the issuance of stock and options to the Company’s employees in 2006.

Liquidity and Capital Resources

As of September 30, 2006, our total current assets were $87,715 and our total current liabilities were $6,603,941. Our Stockholder's Deficit at September 30, 2006 was ($8,366,604).

As of September 30, 2006, we had debt of $8,680,912. We make annual or semi-annual interest payments on the debt under our convertible notes, which are due in 2008. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations if we are unable to generate sufficient cash flow or obtain outside investments or funds for required payments, or if we fail to comply with covenants in our debt, we will be in default.

Financing Activities

On September 20, 2006, we issued convertible debentures of $700,000 to various investors. The holder of the convertible debenture can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at a variable price equal to 50%-60% of the lowest three trading prices for the stock during the twenty trading days prior to the issuance of the conversion notice. The convertible debentures shall pay 6% interest, payable in cash or common stock, when the debenture is converted or becomes due. The holder of the debenture also receives a warrant to purchase ten (10) shares of the Company’s common stock for each dollar invested in the debenture offering. The warrants have an exercise price of $0.20 per share and have a term of seven years from the date of issuance.

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

SUBSIDIARY

As of September 30, 2006, we had one wholly-owned subsidiary, Bootie Holdings Corp.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2006, Dutchess Capital Management, LLC. and Michael Novielli demanded arbitration for the alleged breach by us of our obligations under five debentures with an aggregate face value of $553,200 issued to Dutchess from June through November 2005, and the alleged breach of our obligations under the terms of a consulting agreement with Mr. Novielli (Dutchess Private Equities Fund, II LP and Michael Novielli v. Bootie Beer Company, AAA Case No. 11-180-Y-01001-06). We asserted various counterclaims. All matters between us, Dutchess and Mr. Novielli have been resolved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

See our Current Report on Form 8-K filed September 25, 2006 for a description of a transaction involving the issuance of unregistered securities.

OTHERS?

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

BOOTIE BEER CORPORATION

Dated: November 20, 2006	By:	/s/ Tania Torruella
Chief Executive Officer and Director