Form 10KSB
period 2006-12-31
Bootie Beer CORP
filed 2007-03-30
CIK 1204853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50104

BOOTIE BEER CORPORATION
(Name of small business issuer in its charter)

Florida	85-0412495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1890 Kentucky Avenue, Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

(407) 622-5999
(Issuer's telephone number)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Small Business Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Small Business Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Small Business Issuer is a shell company (as defined in rule 12b-2 of the Exchange Act)  Yes [  ]  No [ X ]

State issuer’s revenues for its most recent fiscal year. ($55,500)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $30, 941,488 as of March 8, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date is. 65,984,355.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [ X]

BOOTIE BEER CORPORATION

FORM 10-KSB

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

We are engaged in the business of brewing, marketing and selling malt beverage products to a national network of independent beer wholesalers.  Bootie Beer Corporation (“BBC” or the “Company”) test marketed its malt beverage products in 2004 and 2005.  The Company discontinued shipments of it beer products to wholesalers in 2006, until such time as the Company raises adequate capital to support an integrated Bootie Beer marketing and advertising campaign at the wholesale, retail and consumer level.  The Company is considering a variety of financing alternatives.  The United States Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau has authorized the Company to brew and package malt beverage products at brewing facilities located in La Crosse, Wisconsin.  Additionally, the Company holds the appropriate state and local licenses necessary to ship its products to its wholesalers.

Effective July 27, 2005, we consummated a reverse merger with Bootie Beer Company (“Old BBC”), a private company, in accordance with a reverse merger exchange of stock agreement (the “Merger Agreement”) between Old BBC and the Company (formerly known as Jane Butel Corporation).  Under the terms of the Merger Agreement, the Old BBC shareholders received 49,753,480 shares of common stock of Jane Butel Corporation in exchange for all of the outstanding shares of Old BBC on a one-for-one basis.  The reverse merger was accounted for using the purchase method.  Accordingly, the merger of the two companies was recorded as a recapitalization with Jane Butel Corporation being treated as the continuing entity.  The historical financial statements presented are those of Old BBC.  On November 1, 2005, the Company changed its name to Bootie Beer Corporation.

History

We were incorporated in the State of Florida in April 1992 under the name Institute for Strategic Business Development, Inc. to engage in the business of providing business consulting, planning and counseling services to small and medium sized businesses and as a resource center for business consultants.  In December 1996 we acquired Earth Labs, Inc., a health and beauty aid company, and changed our name to Earth Labs, Inc. in January 1997.  We cancelled the acquisition of this company later in 1997 with the consent of the shareholders of this company and the shares we issued were returned and cancelled.  In January 1999 we acquired a majority interest in U'i Hawaii, Inc., a Hawaii corporation, which was seeking to develop a line of skin care products.  This company was unable to bring any products to market due to insufficient working capital.  We sold this company in 2002.  In September 2002 we acquired Tex-Mex, Inc., a New Mexico corporation.  In October 2002 we changed our name to Jane Butel Corporation.  On July 27, 2005, we acquired all issued and outstanding shares of common stock of Old BBC.  The transaction was accounted for as a reverse merger transaction whereby Bootie Beer Corporation is the continuing entity and the financial statements include the historical results of Old BBC.  On November 1, 2005, the Company changed its name to Bootie Beer Corporation.

We marketed our products in selected markets during 2005.  In 2006, we discontinued this limited marketing effort to focus on building a national wholesale distribution network, national and regional retail authorizations and brand promotion.  This was due, in part, to financial constraints.

Strategic Alliances

In 2004, we entered in to a strategic alliance with City Brewing in La Crosse Wisconsin.  City Brewing is one of the nation's largest independent brewing facilities not owned by one of the big three: Anheuser-Busch Cos., Miller Brewing, Inc. and Coors Brewing, Inc.  A primary competitive advantage to have City Brewing be the first brewer of record for us is that it allows us to focus on research, development and sales and marketing strategies.  As currently envisioned, all brewing, filling, labeling, packaging and loading takes place at City Brewing.  City Brewing has incentive to provide us with quality product, pricing and services in order to fill City Brewing’s excess production capacity up to 20,000,000 cases annually.  We have temporarily suspended our arrangement with City Brewing until we complete the funding required for our regional and national launch and campaign.

Currently, City Brewing is brewing several other national brands.  Their experience and quality brewing capabilities may assist us in becoming a key supplier to distributors and retailers.

The Industry

Three companies dominate U.S. beer industry in the United States, according to estimates by Adams Beverage Magazine: Anheuser-Busch Cos. Inc. (49.6%), Miller Brewing, Inc. (18.4%) and Coors Brewing, Inc. (10.9%).  Together, these firms command nearly 79% of the nation's beer market.  Anheuser-Busch Cos. brews its beer through a system of 12 breweries in the United States and sells it through more than 700 independent wholesalers.  Miller owns and operates eight U.S. breweries, and has a majority interest in other independent breweries.  Coors has three domestic production facilities and sells its products through more than 400 independent wholesalers; it has the world's largest single-site brewery in Golden, Colorado; a packaging and brewing facility in Memphis, Tennessee and a packaging and distribution facility near Elkton, Virginia.

Consumer buying patterns and demand for alcoholic beverages are affected by price, value and demographics factors.  The quantity of alcoholic beverages that a nation consumes tends to remain steady during periods of both recession and prosperity.  In contrast, the quality of the products purchased is directly related to real disposable personal income.  A decline in disposable income puts downward pressure on the prices of consumer products, as people shift away from buying premium-priced, brand-name products in favor of lower-priced brands and private-label goods.  The alcoholic beverages industry experienced this scenario in the early 1990s, as value-priced beer brands like Busch and Natural Light cut into the market shares of such premium-priced beers as Budweiser, Michelob and Molson.

Private-label beers have not established a significant presence in the brewing industry.  Nonetheless, virtually all of the major brewers market beer products that target most price points.  Although low-priced beers generally reap lower profit margins than high-priced ones, they help maintain production efficiency by keeping brewing production capacity utilization at high levels.

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

The barriers to entry in the U.S. beer industry are high.  The capital needed to build manufacturing facilities, together with the high cost of advertising and distribution, are substantial.  We have overcome the barrier to entry of owning manufacturing facilities by using the excess capacity of large brewers.  We intend to allocate the majority of the investment capital to advertising, sales, promotions and distribution.  Concentration of funding for brand development allows us to focus on developing an immediate and significant competitive presence in the market place, thereby, establishing a strong brand name, consumer loyalty and opportunities for market share growth.

Product Quality

City Brewing is situated over a fresh source of artesian water wells.  Therefore, our brands are brewed with fresh artesian water, hops and other fresh ingredients, resulting in a refreshing, light lager and regular lager beer.  Our brands have a familiar mainstream beer taste.

Competitive Pricing

We aim to provide consumers Bootie Beer products at premium price in tandem with Budweiser, Miller and Coors.  We believe that the Bootie trademarks are extremely relevant to the 21to 27 age group.  Our pricing philosophy is to provide consumers a high quality product and drinking experience.

Manufacturing

We manufacture our products using the machinery, and excess capacity of other breweries.  This strategy provides us with flexibility, in addition to economies of scale, quality and cost advantages.  We follow strict guidelines in selecting the appropriate brewery and monitoring the production process in order to ensure that quality control standards are attained.  We believe we will have or can obtain adequate capacity for the production of our products for the foreseeable future.

Customers

We market our products to existing beer, wine and spirits distributors, retailers and consumers.  Marketing is vital to driving product demand and revenues.  We target established Miller and Coors wholesalers for product sales and distribution.  As of December 15, 2005, we have secured distribution agreements with wholesalers that offer statewide distribution in Florida, Washington, Oregon, Idaho, Montana, and Massachusetts and other states.  During 2006, we secured retail chain authorizations with Albertsons, Wal-Mart, Seven-Eleven and others, including many independent retailers.

We intend to establish mass distribution by focusing on strong relationships with distributors, sales representatives and on and off-premise retailers.  Our unique sales and marketing services will target distributor and retailer needs, while increasing Bootie Beer brand image and revenues.

Marketing

We intend to drive consumer demand, volume and revenues through unique sales, marketing, promotion and communication strategies.  Our objective is to provide beer drinkers a new, contemporary, exciting beer drinking experience, totally differentiated from competitors.  We intend to focus marketing efforts with television, outdoor, radio, event sponsorship and on-premise promotions.

Competition

The beer industry is highly competitive and highly fragmented.  The beer industry has also experienced significant consolidation in recent years and many of our competitors are significantly larger and have substantially greater financial, distribution, marketing and other resources and have achieved recognition for their brands and for their portfolios of beer.  In addition, our distributors (and the retailers that are the customers of distributors) offer products that compete directly with our products for retail shelf space and consumer purchases.  Accordingly, there is a risk that these distributors or retailers may give higher priority to products of our competitors.  Our distributors and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support.  Additionally, competition by existing and future competitors could result in an inability to secure supplier, wholesaler and retailer relationships.

Intellectual Property

We own the following registered trademark names and rights, for its primary marks: Bootie, Bootie Beer, Bootie Lager, Bootie Light, America's Entertainment Beer, Grabebootie, Bootie Online, Bootie Call and Bootie Bar.  Bootie Ultra95 is a pending trademark.

Our subsidiary, Bootie Holdings Corporation, owns the following domain names for its primary marks: bootiebeer.com, bootiebeercompany.com, bootiebrewingcompany.com, bootiecigars.com, bootielager.com, bootielight.com, bootieU95.com, bootieultra95.com, bootiebar.com, bootieonline.com, bootiebeergear.com, greatbootie.com, getabootiecall.com, getabootycall.com, bootiebeerinvestor.com, bootiemusic.com, bootiestore.com, bootiemagazine.com and bootietown.com.

Employees

We have three employees, including sales, administrative and management personnel.  Our relationship with our employees is excellent and none of our employees are covered by a collective bargaining agreement.

Regulatory Restrictions and Requirements on our Business

The United States Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau has authorized us to brew and package malt beverage products at brewing facilities located in La Crosse, Wisconsin.  Additionally, we hold the appropriate state and local licenses necessary to ship its products to its wholesalers.

We are also required to file a bond covering our operations at the brewery.  The Brewer's Bond is conditioned upon the brewer faithfully complying with all provisions of law and regulations relating to the activities covered by the bond and paying all taxes imposed under the Internal Revenue Code on beer.  In addition to the Brewer's Bond, we filed a Consent of Surety allowing the terms of the bond to change as an alternated operation with City Brewing.

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

Environmental Matters

We are subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil.  Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of environmentally sensitive materials, such as, excess finished liquid materials.  We must comply with certain requirements for the use, management, handling and disposal of these materials.  We do not maintain insurance for pollutant cleanup and removal.  If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up.  Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high.

Other Regulatory Matters

While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, local and foreign regulations, we may not be able to maintain all requisite licenses and permits.  The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Subsequent Events

On February 9, 2007, we received notice of a legal action commenced against it by certain purchasers (the “Noteholders”) of convertible notes (the “Notes) which were purchased in September, 2006.  The Noteholders allege that we are in default because we had not yet had declared effective a certain registration statement (the “Registration Statement”) covering the resale of common stock underlying the Notes.  Our Board of Directors has received substantial comments from the Securities and Exchange Commission’s Division of Corporation Finance on the Registration Statement, including comments regarding the large number of shares of common stock to be issued, with the result that the Noteholders would control a substantial percentage of our public float.  Given the number and serious nature of the comments, our Board of Directors has serious doubts that the Registration Statement could be declared effective, which is beyond our control.  We intend to vigorously defend the Company in this action.  We believe that the Noteholders have attempted to prevent us from seeking alternative financing.  It is our position that the Noteholders cannot unreasonably deny our Company the ability to sustain operations, especially when there is an event over which we have no control.  We believe the Noteholders are not entitled to recovery and we have withdrawn the Registration Statement and filing counterclaims for damages caused by their actions.

RISK FACTORS

An investment in our shares involves a high degree of risk.  If any of the risks discussed below actually occur, our business, financial condition and results of operations could be materially and adversely affected.  The risk factors described below are not the only ones that may affect us.  Our forward-looking statements in this report are subject to the following risks and uncertainties.  Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below.  See "Forward-Looking Statements."

Risks Related to Our Business

We have incurred significant losses to date and expect to continue to incur losses.

During the fiscal years ended December 31, 2006 and 2005 we incurred net losses of approximately $6,605,362 (which includes a $4,549,984 non-cash expense related to repricing derivatives and warrants) and $7,817,825, respectively.  We expect to continue to incur losses for at least the next 12 months.  Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

Our auditors have issued a going concern opinion which may make it more difficult for us to raise capital.

Our auditors have included a going concern opinion on our financial statements because of concerns about our ability to continue as a going concern.  These concerns arise from the fact that we have not generated sufficient cash flows to meet our obligations and sustain our operations.  If we are unable to continue as a going concern, you could lose your entire investment in us.

If we are unable to obtain additional funding, we may have to reduce our business operations.

We anticipate that, based on currently proposed plans and assumptions relating to our ability to market and sell our products, we will require approximately $660,000 to satisfy our operations and capital requirements for the next 12 months.  Therefore, it is likely that we will be required to seek additional financing.  We will also require additional financing to further develop our products.  We have no current arrangements with respect to any additional financing.  Consequently, there can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all.  The inability to obtain additional capital may reduce our ability to continue to conduct business operations.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

We are subject to existing and potential additional regulation and taxation, which can impose burdens on our operations and narrow the markets for our products.

As a brewing company, our business is highly regulated and taxed at the federal, state and local levels.  Our operations may be subject to more restrictive regulations and increased taxation by federal, state and local governmental agencies than are those of non-alcohol related businesses.  For instance, brewery and wholesale operations require various federal, state and local licenses, permits and approvals.  In addition, some states prohibit wholesalers and retailers from holding an interest in any supplier such as the Company.  Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or the supplier.  The loss or revocation of any existing licenses, permits or approvals, failure to obtain any additional or new licenses, permits or approvals or the failure to obtain approval for the transfer of any existing permits or licenses, including any transfers required in connection with the recapitalization, could have a material adverse effect on our ability to conduct our business.  Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory authorities could determine that we not complied with applicable licensing or permitting regulations or does not maintain the approvals necessary for it to conduct business within their jurisdictions.  This regulatory action could have a material adverse effect upon us or our operating results.

Under a federal regulation that became effective on January 3, 2006, a reformulation of most flavored malt beverage products was required so that a greater proportion of the final alcohol content is a product of brewing.  This new regulation may affect our products potentially in a number of ways: revenue, cost of goods, taste profile, consumer acceptance, future growth and profit potential, among others.  It is too early to predict these effects.  Should the regulation have a negative effect on the sales of our products, it may have a material adverse effect on our business, financial position, results of operations and cash flows.  Further regulations at federal or state level could be forthcoming that would have a material adverse affect on our ability to produce product acceptable to our customers at current economics, and would therefore significantly affect our results.

In addition, if federal or state excise taxes are increased, we may have to raise prices to maintain present profit margins.  We do not believe that a price increase due to increased taxes will reduce unit sales, but the actual effect will depend on the amount of any increase, general economic conditions and other factors.  Higher taxes may reduce overall demand for beer, thus negatively impacting sales of our products.

Further federal or state regulation may be forthcoming that could limit distribution and sales of alcohol products.  Such regulation might reduce our ability to sell our products at retail and at wholesaler and could severely impact our business.

Changes in public attitudes and consumer tastes could harm the company’s business.

Almost the entire domestic beer industry has experienced a slight decline in shipments over the last ten years.  We believe that this slower growth is due to both declining alcohol consumption per person in the population and increased competition from wine and spirits companies.  If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulations, our business could be materially adversely affected.

An increase in energy costs could harm our business.

In the last two years, we have experienced significant increases in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs.  Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases.  If energy costs continue to increase, there is no guarantee that they may be passed along to consumers through increased prices.

Our operations are subject to operating hazards unique to beer brewers.

As a brewing company, our operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging.  While we have never experienced a contamination problem in our products, the occurrence of such a problem could result in a costly product recall and serious damage to our reputation for product quality, as well as claims against us for product liability.

We are highly dependent on independent distributors in the United States to sell our products.

We sell all of our products in the United States to distributors for resale to retail outlets.  Some of our distributors are at a competitive disadvantage because they are smaller than the largest distributors in their markets.  Our distributors also sell products that compete with our products.  These distributors may give our competitors' products higher priority, thereby reducing sales of our products.  In addition, the regulatory environment of many states makes it very difficult to change distributors.  Consequently, if we are not allowed or are unable to replace unproductive or inefficient distributors, our business, financial position and results of operation may be adversely affected.

Unless and until sales increase, we are not likely to receive favorable terms in either the acquisition of raw materials or the manufacture of our products.

Until we achieve sufficient sales volume across all our product lines, it is unlikely that we will obtain favorable payment terms from our vendors, and it is unlikely that we will be able to use factors for the financing of any receivables or inventory.  Accordingly, we will be forced to use our cash resources to finance inventory and we will have to make certain assumptions about the level of inventory, which we must maintain.  If we do not correctly maintain inventory levels, we could be faced with either inadequate levels of product for new sales or, alternatively, levels of inventory, which are too large; tying up critical cash and forcing a mark-down of prices for our products.

Loss of Tania M. Torruella, our Chief Executive Officer, could impair our ability to operate.

If we lose our key employee, Tania M. Torruella, or are unable to attract or retain qualified personnel, our business could suffer.  Our success is highly dependent on our ability to attract and retain qualified management personnel.  We are highly dependent on our management, in particular, Tania Torruella, our Chief Executive Officer, who is critical to the development of our technologies and business.  Although we have entered into an employment agreement with Ms. Torruella, the loss of her services could have a material adverse effect on our operations.  If we were to lose this individual, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.  We have key man life insurance in place for her in the amount of $500,000 and we are applying to get up to $4,000,000 in key man life insurance.

We are authorized to issue "blank check" preferred stock which, if issued without stockholders approval, may adversely affect the rights of holders of our common stock.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors.  Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of our stockholders.  In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for Bootie Beer and thereby prevent stockholders from receiving the maximum value for their shares.

Risks Relating to an existing Financing Arrangement

There are a large number of shares underlying our convertible notes and warrants that may be issued in connection with certain convertible notes, described below.  Sale of shares underlying the notes and warrants may depress the market price of our common stock and cause dilution to our existing stockholders.

The following risks relate principally to our common stock and its market value

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock.

Our common stock has been quoted on the OTC Bulletin Board under the symbol "BTIB.OB" since November 7, 2005.  There is a limited trading market for our common stock.  For example, more than half of the trading days during November 2005 saw no trading in our stock at all.  During that same period, the largest number of shares traded in one day was 24,500.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

●	technological innovations or new products and services by us or our competitors;

●	additions or departures of key personnel;

●	sales of our common stock

●	our ability to integrate operations, technology, products and services;

●	our ability to execute our business plan;

●	operating results below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

Because we have a limited operating history with limited revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our common stock is deemed to be penny stock with a limited trading market.

Our common stock is currently quoted on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing.  Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act.  The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker.

Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities.  Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities.  Further, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

ITEM 2.  DESCRIPTION OF PROPERTY

The address of our principal executive office is 1890 Kentucky Avenue, Winter Park, Florida 32789.  On February 1, 2007 we relocated our office.  We are now on a month to month lease at a rent of $550.00 per month.

In March 2004, the Company entered into a three year lease for corporate office space in Albuquerque, New Mexico.  We vacated this premises and reached a settlement with its landlord to terminate this lease in lieu of a payment of $25,346 and additional installment payments of $1,408.12 per month through September 2007.

ITEM 3.  LEGAL PROCEEDINGS

NIR Matter

On February 9, 2007, we the issuer received notice of a legal action commenced against it by certain purchasers (the “Noteholders”) of convertible notes (the “Notes) which were purchased in September, 2006.  The Noteholders allege that the Small Business Issuer is in default because the Small Business Issuer has not yet had declared effective a certain registration statement (the “Registration Statement”) covering the resale of common stock underlying the Notes.  The Small Business Issuer’s Board of Directors has received substantial comments from the Securities and Exchange Commission’s Division of Corporation Finance on the Registration Statement, including comments regarding the large number of shares of common stock to be issued, with the result that the Noteholders would control a substantial percentage of the Small Business Issuer’s public float.  Given the number and serious nature of the comments, the Small Business Issuer’s Board of Directors has serious doubts that the Registration Statement could be declared effective, which is beyond the Small Business Issuer’s control.  The Small Business Issuer intends to vigorously defend itself in this action.  The Noteholders have attempted to prevent the Small Business Issuer from seeking alternative financing.  It is our position that the Noteholders cannot unreasonably deny the Small Business Issuer the ability to sustain operations, especially when there is an event over which the Small Business Issuer has no control.  We believe the Noteholders are not entitled to recovery and we are immediately withdrawing the registration statement and filing counterclaims for damages caused by their actions.

Clapp Matter

On March 10, 2005, James Scott Clapp, a former instructor and manager at our cooking school, filed a suit against us in the State of New Mexico, County of Bernalillo, Second Judicial District Court (No. CV-200502007), alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, intentional infliction of emotional distress, and constructive discharge.  In summary, the complaint alleges Mr. Clapp was not paid some of the wages and moving expenses he thought he was owed, that he was promised some 10,000 shares of our stock, and that he was tricked out of some or all of these things in an outrageous and malicious fashion.  He seeks unspecified compensatory and punitive damages, plus attorney's fees and interest.  We dispute the claim and intend to vigorously defend the same.  We are also currently in negotiations with Mr. Clapp to settle the claim on mutually acceptable grounds.  We were served with an Amended Complaint on October 2nd, 2006 listing additional defendants to the complaint.  In November 2006, we proposed a settlement of this lawsuit and are awaiting a response.

Gemstone Matter

On August 19, 2005, Gemstone Securities, LLC made a formal demand under Rule R-4 of the Commercial Arbitration Rules of the American Arbitration Association that a contract dispute with Bootie Holdings Corporation be arbitrated in Tampa, Florida by the American Arbitration Association in conformance with the parties' contractual arrangement.  The parties to the dispute include Bootie Holdings Corporation, Gemstone Securities, LLC and Jane Butel Corp. d/b/a Bootie Holdings Corporation.  Gemstone alleges Bootie Beer breached a March 2005 contract in which it was agreed that Gemstone would advise and assist Bootie Beer in securing and facilitating a reverse merger transaction and in securing funding with an institutional investor and/or accredited investor.  Gemstone is requesting the payment of all commissions, attorneys’ fees, costs and the granting of warrants associated with the alleged breach of agreement.  The remedy sought consists of $48,000 as the value of 2% of the 200,000,000 authorized shares of Jane Butel Corporation; $90,000 which is 9% of what is believed to have been a $1,000,000 bridge financing; payment of a 7% commission on any long term funding; and the granting of certain warrants.  We have responded to the demand and have denied all allegations and allege that claimant made numerous material misrepresentations of fact.  We believe this matter is too preliminary to predict the outcome.  We are in the process of negotiating a settlement of this dispute.

Mercatus Matter

On August 7, 2006, we filed a complaint in U.S. District Court for the Southern District of New York against Mercatus & Partners, Limited (Bootie Beer Corporation v. Mercatus & Partners, Limited, 06 CV 5983). This case arose as a result from a securities purchase agreement that we entered into with that entity on or about December 29, 2005. Under the terms of that agreement, we issued 10,000,000 shares of our common stock in consideration for the payment of in cash of $3,375,000. We are seeking damages as a result of breach of contract and fraud as a result of Mercatus’ failure to pay the amount agreed to under the terms of the agreement.  We sued for damages in excess of $20 million.

Dutchess Matter

During the first quarter of 2006, we received information from various individuals that Michael A. Novielli and possibly Dutchess Capital Management, LLC and/or affiliates (of which we now understand Mr. Novielli is a principal) were making improper offers and sales in the public market of the common stock originally issued to Mr. Novielli as compensation for specified services to be rendered by Mr. Novielli pursuant to a consulting agreement between the Company and Mr. Novielli dated May 23, 2005 (the "Consulting Agreement").  Under the Consulting Agreement, Mr. Novielli was to advise the Company with respect to operations, business strategy, and other matters pertaining to the business of the Company as shall be specified from time to time by the Company's President and/or other officer(s) and assist in reviewing material transactions.  Pursuant to the Consulting Agreement, Mr. Novielli received 2,493,750 shares of common stock as compensation for his services which were registered by us on a Form S-8 filed on July 25, 2005, pursuant to advice from counsel selected by Mr. Novielli.

We began an immediate investigation of these matters and under the direction of our Chief Executive Officer, Ms. Tania Torruella, communicated the need to terminate the Consulting Agreement and for Mr. Novielli to cease and desist from any further sales of the Company stock.  The Company specifically put Mr. Novielli and and/or Dutchess Capital Management, LLC and/or affiliates on notice that based on the information developed to date that the Form S-8 registration statement may not have been appropriate for registration of the shares of our common stock issued to Mr. Novielli pursuant to the Consulting Agreement and that, if so, they had improperly sold shares improperly registered in to the S-8 registration.  We have also issued a cease and desist letter to Mr. Novielli to prevent further sales of these shares of common stock.  The Company is in negotiations with Mr. Novielli for the immediate return all the shares issued to him under the Consulting Agreement.  The Company is currently investigating its ability to terminate the effectiveness of the July 25, 2005 S-8 registration.  Provided the Company is permitted to terminate the S-8 registration, the Company shall effect the termination as soon as possible.

The facts developed thus far through this investigation indicate that the Company may have been improperly induced to file the registration statement on Form S-8 and that the sale by Mr. Novielli and/or Dutchess Capital Management, LLC and/or affiliates of the shares registered in the S-8 registration may have been resold in the public market in violation of Section 5 of the Securities Act of 1933, as amended.  We may be liable for rescission and other damages with respect to these sales, including monetary fines or other regulatory sanctions as provided under applicable securities laws.  We do not condone any of the foregoing activity and are committed to the pursuit of any and all parties who may have been involved in the inappropriate sale of our stock in violation of the securities laws

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bid and asked prices for the Company’s common stock are quoted on the OTC Bulletin Board under the symbol “BTIB.OB”

The high and low bid prices for our common stock for the past two years as reported in public sources of information are as follows:

	High	Low
2005
First Quarter	$0.06	$0.02
Second Quarter	0.12	0.01
Third Quarter	5.25	0.01
Fourth Quarter	1.95	0.75
2006
First Quarter	1.45	0.51
Second Quarter	1.15	0.30
Third Quarter	0.38	0.08
Fourth Quarter	0.40	0.07

The Company does not currently have a formal investor relations plan in place.

Shareholders

As of December 31, 2006, there were approximately 111 holders of record of our common stock.

In 2006, the Company initiated a stock buyback program pursuant to Rule 10b-18 promulgated by the Securities and Exchange Commission.  The Company announced that it would repurchase up to 2 million shares.  To the date of this report, the Company has repurchased 210,500 shares of its common stock in open market purchases at an average price of $0.33 per share.

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

Recent Sales of Unregistered Securities

On June 6, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies.  21st Century Technologies is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion.  The debentures are only convertible at 1/12th of the Face Amount after twelve months from the issuance date.  The convertible debentures pay 8% cumulative interest in cash or common stock, at the option of 21st Century Technologies, at the time of each conversion.  The debentures are payable on June 6, 2008.

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, an individual.  Ms. Butel is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the closing bid price on the day of conversion..  The debentures are only convertible at 1/24th of the Face Amount after twelve months from the issuance date.  The convertible debentures pay 6% cumulative interest in cash or common stock, at Ms. Butel’s option, at the time of each conversion.  The debentures are payable on June 10, 2008.  Currently the balance on the debenture is $165,452.

On June 16, 2005, we issued convertible debentures of $66,000 to Dutchess Private Equities Fund, II, LP (“Dutchess”).  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share.  The convertible debentures pay 10% cumulative interest in cash or common stock, at the option of Dutchess Private Equities Fund, II, LP, at the time of each conversion.  This debenture was issued at a discount to principal of $11,000.  We have reached a settlement with Dutchess regarding all the indebtedness with Dutchess, see below.

On July 15, 2005, we issued convertible debentures of $72,000 to Dutchess.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  This debenture was issued at a discount of $12,000.  We have reached a settlement with Dutchess regarding all the indebtedness with Dutchess, see below.

On August 3, 2005, we issued convertible debentures of $48,000 to Dutchess.  Dutchess was is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures pay 10% cumulative interest in cash or common stock, at the option of Dutchess Private Equities Fund, II, LP, at the time of each conversion.  This debenture was issued at a discount of $8,000.  We have reached a settlement with Dutchess regarding all the indebtedness with Dutchess, see below.

On September 2, 2005, we issued convertible debentures of $175,200 to Dutchess.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share.  The convertible debentures pay 10% cumulative interest in cash or common stock, at the option of Dutchess Private Equities Fund, II, LP, at the time of each conversion.  This debenture was issued at a discount of $29,200.  We have reached a settlement with Dutchess regarding all the indebtedness with Dutchess, see below.

On November 1, 2005, we issued convertible debentures of $192,000 to Dutchess.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share.  The convertible debentures pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  This debenture was issued at a discount of $32,000.  We have reached a settlement with Dutchess regarding all the indebtedness to Dutchess, see below.

During November 2006, all matters between the Company and Dutchess were settled.  Under this settlement, the total debt the Company owed to Dutchess (including accrued interest) was set at $500,000.  As part of the settlement, the Company agreed to pay Dutchess $200,000 from funds received by the Company from the sale of its 6% convertible debt, which occurred on November 10, 2006, and has agreed to pay Dutchess the balance from the sale of additional 6% convertible debt, which has not yet been sold.

On September 6, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000.  Dr. Thodos exercised this warrant with a price of $0.01 per share, during 2005.  These shares of common stock are included as "shares to be issued" on the balance sheet at December 31, 2006.

On September 27, 2005, the Company entered into an agreement with the Stans Foundation (an affiliate of Mr. Steven Stans, a former director) to provide short term financing to the Company and replaced all earlier loan agreements between the Company and the Stans Foundation.  The Company and the Stans Foundation executed a new promissory note, giving the Company a credit line of up to $2,000,000, with all principal and a single interest payment of $150,000 due on December 15, 2005.  The Stans Foundation had the right to receive the interest payment in shares of Company common stock at $0.01 per share.  The Company subsequently issued 14,000,000 shares of common stock to the Stans Foundation in lieu of interest, leaving $10,000 in interest owed or to be converted to shares at the option of the shareholder.  In 2006, the Stans Foundation loaned the Company an additional approximately $800,000 over the $2,000,000 note.  The Company and the Stans Foundation have not yet agreed on the repayment terms regarding this amount.  BBC is in negotiations with the Stans Foundation to restructure this indebtedness.  The shareholder notes payable principal balance outstanding at December 31, 2006 and December 31, 2005 was $2,831,477 and $2,075,674, respectively.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000.  Mr. Schuld exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005.  These shares of common stock were included as "shares to be issued" on the balance sheet at December 31, 2006

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV ONE.  As of the date of this report, we have not received the proceeds from the sale of these shares of common stock.  We are currently in litigation to obtain these proceeds.  We issued these shares in February 2006.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV TWO.  As of the date of this report, we had not yet received the proceeds from the sale of these shares of common stock.  We are currently in litigation to obtain these proceeds.  We issued these shares in February 2006.

During the year ended December 31, 2006, the Company issued 3,247,430 shares of common stock and recognized approximately $2,556,540 in stock-based compensation expense for services performed and in lieu of interest on certain debts.

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

During the year ended December 31, 2006, the Company has issued 556,909 shares of common stock for services performed, in lieu of interest and in principal repayment of certain debts.

On September 20, 2006 and November 9, 2006, we issued convertible debentures of $700,000 and $600,000, respectively, to various investors.  The holder of the convertible debenture can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at a variable price equal to 50%-60% of the lowest three trading prices for the stock during the twenty trading days prior to the issuance of the conversion notice. The convertible debentures pay 6% interest, payable in cash or common stock, when the debenture is converted or becomes due. The holder of the debenture also receives a warrant to purchase ten (10) shares of the Company’s common stock for each dollar invested in the debenture offering.  The warrants have an exercise price of $0.20 per share and have a term of seven years from the date of issuance.

Common Equity

The Company's common stock began trading over the counter on July 14, 2004 and is quoted on the OTC Bulletin Board under the symbol "BTIB."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Overview

Our major source of revenue is from the sale of our beer products, Bootie Beer and Bootie Beer Light.  We had no sales in the year ended December 31, 2006, but were engaged in promoting our business and building wholesale distribution, national and regional retail authorizations and brand promotion .

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

Advertising Costs

We expense advertising costs as incurred.

Stock-based Compensation

We account for the issuance of our common stock or other equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Going Concern

Our audited financial statements for the twelve months ended December 31, 2006, reflect a net loss of ($6,605,362) and negative cash flows from operations of ($1,014,530).  These conditions indicate a need to acquire sufficient additional funding or alternative sources of capital to meet our working capital needs.  We have raised capital by selling additional shares of common stock and also issuing convertible debentures.  We expect to need to have a substantial influx of investment capital as we attempt to restart and expand our national distribution plan.

The primary objective of the Company business model is to develop a malt beverage and/or alcohol related beverages that realize a high level of consumer demand.  The Company invests in many test markets and marketing strategies in pursuit of that objective.  As a result, the Company seeks investment capital to fund operations and an advertising and marketing campaign that can be sustained through the product cycle, from creating awareness, trial and acceptance.  The Company has tested various marketing strategies to develop Bootie Beer brands and other malt beverage brand extensions and other alcohol related beverages.  As a result, the most significant expenditure items in the operation are research, marketing development and advertising.  We tested some of our strategies for Bootie Beer brands in Florida in 2004 and early 2005.  After concluding the test in Florida we tested the strategies in Washington, Oregon, Montana, Idaho and Massachusetts. In 2006 we continued to develop the wholesale and retail distribution network.  The Company is continuing to seek investment capital and will re-launch a regional and national campaign after the capital campaign is complete.  The Company finances operations, growth and development of brand strategies predominantly through investment capital.

YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO YEAR ENDED DECEMBER 31, 2005

Net Revenues

Net revenues for the year ended December 31, 2006 were ($55,500) (consisting of returns of unsold product from wholesalers), compared to $428,711 for the year ended December 31, 2005.  This change reflects our agreement to take back product if we were unable to finance the marketing and advertising campaign necessary to drive sales.  The Company relied on the Mercatus and Partners agreement for funding in the amount of $3.5 million dollars, to fund the campaign.  Mercatus and Partners breached their agreement, so we were unable to execute the campaign and agreed to take back the product.  We are currently in litigation with Mercatus for breach of contract and detrimental reliance and seeking damages in excess of $20 million dollars.  The Company discontinued its brewing activities in 2006 due to a lack of investment capital.

Other Income

In 2006, there was a net change of $4,549,984 in the fair value of common stock warrants and embedded derivative liabilities recorded as an expense (non-cash item) compared to the fair values as of the date of inception of the convertible debentures.

Costs of Goods Sold

Costs of goods sold for the year ended December 31, 2006 were $222,417, compared to $378,623 for the year ended December 31, 2005.  The decrease is due to the significant decrease in revenues in 2006 and our lack of test marketing in 2006 as compared to 2005.

Operating Expenses

Operating Expenses for the year ended December 31, 2006 were $1,492,591 compared to $6,387,131 for the year ended December 31, 2005.  The decrease was due to the discontinuance of our marketing and manufacturing operations in 2006, with related decreases in marketing, creative development and other costs.

Net Loss

Net loss for the year ended December 31, 2006 was ($6,605,362), compared to ($7,817,825) for the year ended December 31, 2005.  The decrease in the net loss is related to the discontinuance of our marketing and manufacturing operations in 2006, with related decreases in marketing, creative development and other costs, but includes a non-cash expense of $4,549,984 related to the FAS 133 requirement that we value the net change in fair value of embedded derivatives and warrants.

Basic and Diluted Loss per Share

Our basic and diluted loss per share for the year ended December 31, 2006 was ($0.04) compared to ($0.34) for the year ended December 31, 2005.  The decreased net loss per share is a result the discontinuance of our marketing and manufacturing operations in 2006, with related decreases in marketing, creative development and other costs.

Liquidity and Capital Resources

As of December 31, 2006, our total current assets were $42,587 and our total current liabilities were $6,557,471.  Our Stockholder's Deficit at December 31, 2006 was ($13,296,495).

As of December 31, 2006, we had total liabilities of $13,423,397 and incurred interest expenses in the year ended December 31, 2006 of $412,104.  Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future, to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

On September 20, 2006 we entered into a Securities Purchase Agreement (SPA) with a number of investors for the sale of, in the aggregate, $2,000,000 of convertible debentures and 20,000,000 warrants to purchase the Company’s common stock.  Related to this SPA, on September 20, 2006 and November 9, 2006, we received cash and issued convertible debentures of $700,000 and $600,000, respectively, to various investors.  Each debenture matures three years after the date of execution.  The holder of the convertible debenture can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at a variable price equal to the lesser of $0.082 per share or 50%-60% of the lowest three trading prices for the stock during the twenty trading days prior to the issuance of the conversion notice.  The convertible debentures pay 6% interest, payable in cash or common stock, when the debenture is converted or becomes due.  The holder of the debenture also receives a warrant to purchase ten (10) shares of the Company’s common stock for each dollar invested in the debenture offering, 7,000,000 warrants on September 20, 2006 and 6,000,000 warrants on November 9, 2006.  All of the warrants have an exercise price of $0.20 per share and have a term of seven years from the date of issuance.

The 6 % per annum interest due at maturity will be charged to expense over the three-year term of these debentures.  The brokerage fee paid to National Investment Resources, LLC (NIR) in connection with these debentures in the amount of $35,000 will be charged as additional interest expense over the three-year term of the Debentures.

The Company calculated the fair value of the embedded conversion of the Company’s above mentioned warrants to be recorded as a warrant liability at the end of the fiscal year 2006.  As a result of this calculation, at the end of December 31, 2006 included in the Statement of Operations for the Company is a $4,549,984 non-cash expense in the establishment of the liabilities related to the warrants and embedded conversion feature for the entire year.  Upon full satisfaction of these debentures (whether though repayment or conversion to equity), the fair value of the remaining warrants, on that date, will be reclassified to equity.

We may not be able to meet our debt service obligations.  We have substantial debt due in 2008.  If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our debt, we will be in default.

FINANCING ACTIVITIES

On June 6, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies.  21st Century Technologies is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion.  The debentures are only convertible at 1/12th of the Face Amount after twelve months from the issuance date.  The convertible debentures pay 8% cumulative interest in cash or common stock, at the option of 21st Century Technologies, at the time of each conversion.  The debentures are payable on June 6, 2008.

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, an individual.  Ms. Butel is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the closing bid price on the day of conversion.  The debentures are only convertible at 1/24th of the Face Amount after twelve months from the issuance date.  The convertible debentures pay 6% cumulative interest in cash or common stock, at Ms. Butel’s option, at the time of each conversion.  The debentures are payable on June 10, 2008.  Currently the balance on the debenture is $165,452.

On June 16, 2005, we issued convertible debentures of $66,000 to Dutchess Private Equities Fund, II, LP (“Dutchess”).  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share.  The convertible debentures pay 10% cumulative interest in cash or common stock, at the option of Dutchess Private Equities Fund, II, LP, at the time of each conversion.  This debenture was issued at a discount to principal of $11,000.  We have reached a settlement with Dutchess regarding all the indebtedness with Dutchess, see below.

On July 15, 2005, we issued convertible debentures of $72,000 to Dutchess.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  This debenture was issued at a discount of $12,000.  We have reached a settlement with Dutchess regarding all the indebtedness with Dutchess, see below.

On August 3, 2005, we issued convertible debentures of $48,000 to Dutchess.  Dutchess was is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures pay 10% cumulative interest in cash or common stock, at the option of Dutchess Private Equities Fund, II, LP, at the time of each conversion.  This debenture was issued at a discount of $8,000.  We have reached a settlement with Dutchess regarding all the indebtedness with Dutchess, see below.

On September 2, 2005, we issued convertible debentures of $175,200 to Dutchess.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share.  The convertible debentures pay 10% cumulative interest in cash or common stock, at the option of Dutchess Private Equities Fund, II, LP, at the time of each conversion.  This debenture was issued at a discount of $29,200.  We have reached a settlement with Dutchess regarding all the indebtedness with Dutchess, see below.

On November 1, 2005, we issued convertible debentures of $192,000 to Dutchess.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share.  The convertible debentures pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  This debenture was issued at a discount of $32,000.  We have reached a settlement with Dutchess regarding all the indebtedness to Dutchess, see below.

During November 2006, all matters between the Company and Dutchess were settled.  Under this settlement, the total debt the Company owed to Dutchess (including accrued interest) was set at $500,000.  As part of the settlement, the Company agreed to pay Dutchess $200,000 from funds received by the Company from the sale of its 6% convertible debt, which occurred on November 10, 2006, and has agreed to pay Dutchess the balance from the sale of additional 6% convertible debt, which has not yet been sold.

On September 6, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000.  Dr. Thodos exercised this warrant with a price of $0.01 per share, during 2005.  These shares of common stock are included as "shares to be issued" on the balance sheet at December 31, 2006.

On September 27, 2005, the Company entered into an agreement with the Stans Foundation (an affiliate of Mr. Steven Stans, a former director) to provide short term financing to the Company and replaced all earlier loan agreements between the Company and the Stans Foundation.  The Company and the Stans Foundation executed a new promissory note, giving the Company a credit line of up to $2,000,000, with all principal and a single interest payment of $150,000 due on December 15, 2005.  The Stans Foundation had the right to receive the interest payment in shares of Company common stock at $0.01 per share.  The Company subsequently issued 14,000,000 shares of common stock to the Stans Foundation in lieu of interest, leaving $10,000 in interest owed or to be converted to shares at the option of the shareholder.  In 2006, the Stans Foundation loaned the Company an additional approximately $800,000 over the $2,000,000 note.  The Company and the Stans Foundation have not yet agreed on the repayment terms regarding this amount.  BBC is in negotiations with the Stans Foundation to restructure this indebtedness.  Although there is no dispute regarding the total amount due to the Stans Foundation and the Estate of Steven H. Stans, we are researching the proper amounts to allocate to the Stans Foundation and the Estate of Steven H. Stans. The note payable principal balance outstanding at December 31, 2006 and December 31, 2005 was $2,831,477 and $2,075,674, respectively.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Daniel Schuld for $150,000.  Mr. Schuld exercised this warrant with a price of $0.01 per share, during the three months ended September 30, 2005.  These shares of common stock were included as "shares to be issued" on the balance sheet at December 31, 2006

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV ONE.  As of the date of this report, we have not received the proceeds from the sale of these shares of common stock.  We are currently in litigation to obtain these proceeds.  We issued these shares in February 2006.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV TWO.  As of the date of this report, we had not yet received the proceeds from the sale of these shares of common stock.  We are currently in litigation to obtain these proceeds.  We issued these shares in February 2006.

During the year ended December 31, 2006, the Company issued 3,247,430 shares of common stock and recognized approximately $805,769 in stock-based compensation expense for services performed and in lieu of interest on certain debts.

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

During the year ended December 31, 2006, the Company has issued 556,909 shares of common stock for services performed, in lieu of interest and in principal repayment of certain debts.

On September 20, 2006 we entered into a Securities Purchase Agreement (SPA) with a number of investors for the sale of, in the aggregate, $2,000,000 of convertible debentures and 20,000,000 warrants to purchase the Company’s common stock.  Related to this SPA, on September 20, 2006 and November 9, 2006, we received cash and issued convertible debentures of $700,000 and $600,000, respectively, to various investors.  Each debenture matures three years after the date of execution.  The holder of the convertible debenture can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at a variable price equal to the lesser of $0.082 per share or 50%-60% of the lowest three trading prices for the stock during the twenty trading days prior to the issuance of the conversion notice.  The convertible debentures pay 6% interest, payable in cash or common stock, when the debenture is converted or becomes due.  The holder of the debenture also receives a warrant to purchase ten (10) shares of the Company’s common stock for each dollar invested in the debenture offering, 7,000,000 warrants on September 20, 2006 and 6,000,000 warrants on November 9, 2006.  All of the warrants have an exercise price of $0.20 per share and have a term of seven years from the date of issuance.

The 6 % per annum interest due at maturity will be charged to expense over the three-year term of these debentures.  The brokerage fee paid to National Investment Resources, LLC (NIR) in connection with these debentures in the amount of $35,000 will be charged as additional interest expense over the three-year term of the Debentures.

The Company calculated the fair value of the embedded conversion of the Company’s above mentioned warrants to be recorded as a warrant liability at the end of the fiscal year 2006.  As a result of this calculation, at the end of December 31, 2006 included in the Statement of Operations for the Company is a $4,549,984 non-cash expense in the establishment of the liabilities related to the warrants and embedded conversion feature for the entire year.  Upon full satisfaction of these debentures (whether though repayment or conversion to equity), the fair value of the remaining warrants, on that date, will be reclassified to equity.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bootie Beer Corporation and Subsidiary

Winter Park, Florida

We have audited the consolidated balance sheets of Bootie Beer Corporation and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bootie Beer Corporation and subsidiary as of December 31, 2006 and 2005 and the results of operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, stockholders deficit, and other conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC

March 26, 2007

Denver, Colorado

ITEM 7.  FINANCIAL STATEMENTS

BOOTIE BEER CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$21,773	$19,497
Accounts Receivable (net of allowance)	-	107,508
Inventories	-	165,839
Prepaid Expenses	17,500	-
Other Current Assets	3,314	-
Total Current Assets	42,587	292,844
FIXED ASSETS
Brewery Equipment	45,119	45,119
Vehicles	-	50,203
Printing Plates	28,447	28,447
Computers	-	5,268
Tradeshow Booths	2,963	2,963
Accumulated Depreciation	(23,986)	(34,467)
Total Fixed Assets	52,543	97,533
OTHER ASSETS
Debt Acquisition Costs (net)	31,772	-
Long Term Investments - CDs	-	201,986
	31,772	201,986
Total Assets	$126,902	$592,363
LIABILITIES
CURRENT LIABILITIES
Bank Lines of Credit	$-	$447,517
Accounts Payable and Accrued Expenses	2,510,756	1,920,163
Payroll Taxes Payable	-	56,251
Current Portion of Auto Note Payable	-	8,384
Short Term Notes Payable - Vendors	446,723	217,243
Advances from Officer	216,143	13,330
Current Portion of Note Payable - Officer	552,372	354,106
Note Payable - Shareholder	2,831,477	2,075,674
Note Payable - Other	-	468,000
Total Current Liabilities	6,557,471	5,560,668
LONG-TERM LIABILITIES
Auto Note Payable, Less Current Portion	-	20,412
2006 6% Convertible Debentures and Fair value of embedded derivative	1,305,197	111,952
Common Stock Warrant Liability	4,549,984	-
Note Payable - Related Party	135,292	180,996
Convertible Debt, net of Debt Discount	875,453	1,358,444
Total Long-Term Liabilities	6,865,926	1,671,804
Total Liabilities	13,423,397	7,232,472
Commitments and Contingencies
STOCKHOLDERS' DEFICIT
Preferred Stock
2,500,000 authorized shares, 0 shares issued and outstanding, $1.00 par value	-	-
Common Stock
200,000,000 authorized shares, $.001 par value, 63,825,906 and 52,500,031 shares issued and outstanding	63,826	52,500
Treasury Stock	(161)	-
Shares to be Issued	1,300	11,200
Additional Paid-in-Capital	9,357,802	9,410,091
Subscription Receivable	(3,375,000)	(3,375,000)
Accumulated Deficit	(19,344,262)	(12,738,900)
Total Stockholders' Deficit	(13,296,495)	(6,640,109)
Total Liabilities and S/H Deficit	$126,902	$592,363

The accompanying notes are integral part of the consolidated financial statements.

BOOTIE BEER CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31
	2006	2005

REVENUES/(Returns)	$(55,500)	$428,711
COST OF SALES	222,417	378,623
Gross Profit	(277,917)	50,088
MARKETING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES	1,492,591	6,387,131
Net Loss from Operations	(1,770,508)	(6,337,043)
OTHER INCOME AND EXPENSES:
Interest Income	8,370	2,809
Interest Expenses	(412,104)	(1,483,591)
Gain on Forgiveness of Debt	118,864	-
Net change in Fair Value of Embedded Derivative and Warrants	(4,549,984)	-
Total Other Income and Expenses	(4,834,854)	(1,480,782)
Net Loss before Taxes	(6,605,362)	(7,817,825)
PROVISION FOR INCOME TAXES:
Income Tax Benefit/(Expense)	-	-
Net Loss	$(6,605,362)	$(7,817,825)
Basic Loss Per Common Share	$(0.10)	$(0.34)
Diluted Loss Per Common Share	$(0.10)	$(0.34)
Weighted Average Number of Common Shares Used in Basic per Share Calculations	64,623,024	22,869,327

The accompanying notes are integral part of the consolidated financial statements.

BOOTIE BEER CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock
				Shares	Shares	Additional
	Shares	Par at	Treasury	to be	to be	Paid in	Subscriptions	Accumulated
Memo	Issued	0.001	Stock	Returned	Issued	Capital	Receivable	Deficit	Total

Balance at 12/31/04	36,500,000	36,500		-	-	601,170	-	(2,394,248)	(1,756,578)
Issued for Interest	12,500,000	12,500		-	-	112,500	-	-	125,000
Issued for Services	3,247,230	3,247		-	-	2,553,293	-	-	2,556,540
Beneficial Conversion Feature	-	-		-	-	28,000	-	-	28,000
Common Stock Inducement	-	-		-	1,000	809,000	-	-	810,000
Warrant Inducement	-	-		-	-	456,579	-	-	456,579
Merger Accounting	252,801	253		-	-	1,184,749	-	(2,526,827)	(1,341,825)
Exercise of Investor Warrants	-	-		-	200	299,800	-	-	300,000
Sale of Common Stock	-	-		-	10,000	3,365,000	(3,375,000)	-	-
Net Loss	-	-		-	-	-	-	(7,817,825)	(7,817,825)
Balance at 12/31/05	52,500,031	52,500		-	11,200	9,410,091	(3,375,000)	(12,738,900)	(6,640,109)
Employee Options Granted & Exercised	3,214,000	3,214		-	100	802,455	-	-	805,769
Sale of Common Stock	10,000,000	10,000		-	(10,000)	-	-	-	-
Issued for Interest	6,536	7		-	-	2,493	-	-	2,500
Issued in Error	35,715	36		(36)					-
Issued for Prepaid Services	263,587	263		-	-	49,737	-	-	50,000
Issued upon Conversion of Notes Payable	286,786	287		-	-	59,328	-	-	59,615
Repurchase of Stock	-	-	(161)	-	-	(50,868)	-	-	(51,029)
Return of Stock from litigation	(2,480,750)	(2,481)				(915,398)	-	-	(917,879)
Net Loss	-	-		-	-	-	-	(6,605,362)	(6,605,362)
Balance at 12/31/06	63,825,905	63,826	(161)	(36)	1,300	9,357,838	(3,375,000)	(19,344,262)	(13,296,495)

The accompanying notes are integral part of the consolidated financial statements.

BOOTIE BEER CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,605,362)	$(7,817,825)
Changes in Operating Assets and Liabilities:
Depreciation	24,802	18,686
Amortization of Debt Discount	91,425	5,972
Beneficial Conversion Feature	-	28,000
Loss on Change in Fair Value of Embedded Derivative and Warrants	4,549,984	-
Gain on Disposal of Assets	(1,655)	-
Gain on Renegotiation of Loans	(118,864)	-
Shares Issued for Services	805,769	2,556,540
Shares Returned from Consultant	(917,878)	-
(Increase)/Decrease in A/R	104,194	(89,267)
(Increase)/Decrease in A/R - Related Party	-	-
(Increase)/Decrease in Inventory	165,839	(148,386)
(Increase)/Decrease in Prepaid Expenses	32,500	13,390
(Increase)/Decrease in Investments	201,986	(201,986)
Increase/(Decrease) A/P and Accrued	708,981	1,121,276
Increase/(Decrease) in P/R Taxes Pay	(56,251)	56,251
Increase/(Decrease) in S/T Notes Pay	-	217,243
Net Cash Used in Operating Activities	(1,014,530)	(4,240,106)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Received for Sale of Assets	-	500
Capital Expenditures	-	(36,678)
Net Cash Provided By Inv Activities	-	(36,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Bank Note Payable	(1,235,000)	(624,800)
Proceeds from Debt Financing	1,220,000	1,427,000
Advances from Officer	382,772	17,662
Payments on Advances from Officer	(3,397)	(34,976)
Proceeds from Notes Payable - Officer	-	238,983
Proceeds from Notes Payable	319,483	--
Proceeds from Notes Payable - S/H	855,803	1,575,674
Shares Issued for Interest	-	125,000
Shares Issued for Inducement	-	810,000
Warrants Issued for Inducement	-	456,579
Proceeds from Sale of Common Stock	-	300,000
Repurchase of Common Stock	(51,029)	--
Principal Payments on Debt	(471,826)	(107,613)
Net Cash Provided from Fin Activities	1,016,806	4,183,509
Net Increase (Decrease) in Cash	2,276	(87,775)
Cash Balance, Begin Period	19,497	107,272
Cash Balance, End Period	$21,773	$19,497
Supplemental Disclosures:
Cash Paid for interest	$-	$390,475
Cash Paid for income taxes	$-	$-
Non Cash Transactions:
Shares Issued for Interest	$-	$935,000
Shares Issued for Services	$-	$15,070

The accompanying notes are integral part of the consolidated financial statements.

BOOTIE BEER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

Going Concern

Our audited financial statements for the twelve months ended December 31, 2006 reflect a net loss of approximately $6,605,000 and negative cash flows from operations of approximately $1,014,000. These conditions indicate a need to acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. In the past, we have raised capital by selling additional shares of common stock and also issuing convertible debentures and anticipate the proceeds from the sale of the shares of common stock will provide us with our necessary operating capital.  Going forward, we are pursuing Regulation S stock sales, debt financing and similar instruments to fund our business model and believe that these finance strategies will satisfy our needs for the foreseeable future. We believe these finance instruments will generate the additional cash required to fund our operations and allow us to meet our obligations.

The primary objective of the Company business model is to develop malt beverage and/or alcohol related beverages that realizes a high level of consumer demand. The Company invests in many test markets and marketing strategies in pursuit of that objective. As a result, the Company seeks investment capital to fund operations to aid in the pursuit and development of a high consumer demand malt beverage product. Currently, the Company is testing various marketing strategies to develop Bootie Beer brands and other malt beverage brand extensions and other alcohol related beverages. As a result, the most significant expenditure items in the operation are research, marketing development and advertising. We tested some of our strategies for Bootie Beer brands in Florida in 2004 and early 2005. After concluding the test in Florida, we tested the strategies in Washington, Oregon, Montana, Idaho and Massachusetts.

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

Principles of Consolidation

The accompanying financial statements include the accounts of Bootie Beer Corporation (the "Company" and its wholly-owned subsidiary, Bootie Holdings Corporation (the "Subsidiary"). All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations included within these financial statements include the accounts of the Subsidiary for the years ended December 31, 2006 and 2005, respectively.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company grants credit to customers within the United States of America and retains a collateral position in the goods according to the terms of the sales contracts. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. At December 31, 2006 and December 31, 2005, accounts receivable were recorded at their net realizable value.  Historically, the Company's bad debt write-offs related to these trade accounts receivable have been insignificant.

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

Stock Based Compensation

Prior to 2006, The Company had accounted for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company’s issuance of employee stock options had been accounted for using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation -- Transition and Disclosure” required the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company’s stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

In December 2004, APB 25 and SFAS No. 123 were replaced by Statement of Financial Accounting Standards No. 123 (Revised) (“Statement 123(R)”) which is effective for all accounting periods beginning after December 15, 2005. We have adopted Statement 123(R) effective on January 1, 2006 and we now recognize an expense for the fair value of our unvested outstanding stock options.  Statement 123(R) required the Company to select one of three transition methods; prospective, retroactive and modified prospective.  The Company has elected to use the modified prospective transition method.  Under the modified prospective method, compensation cost, for all grants after the effective date, is recognized for the fair value of all share based award grants as those grants vest.  Additionally the portion of outstanding awards for which the requisite service has not been rendered, is recognized as compensation expense based upon the grant-date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation.”

Transactions in which goods or services are received from non-employees for the issuance of equity securities are accounted for based on the fair value of the consideration received.

Net Loss Per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For all periods, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses. At December 31, 2006 and December 31, 2005 there were vested options outstanding to purchase -250,000 and 1,755,000 common shares which may dilute future earnings per share. At December 31, 2006 and December 31, 2005 there were non-plan options outstanding to purchase 800,000 and 965,000, respectively, common shares which may dilute future earnings per share. At December 31, 2006 there were convertible debentures of $891,000 which are eligible to convert at $1.00 per share

There were convertible debentures of $553,200 for which a portion of the balances became eligible in 2006 to be converted at the current market price per share on the date of conversion. If these convertible debentures are converted to common stock, the conversion may dilute future earnings per share.  These debentures are related to the Dutchess Settlement as discussed under the convertible debentures note and will not convert to common.

Additionally, the convertible debentures received in September 2006 and November 2006, with a face value totaling $1,300,000, have the right to convert to common stock at a price equal to 50%-60% of the lowest three trading prices for the stock during the twenty trading days prior to the issuance of the conversion notice.  At December 31, 2006, the Company’s stock price closed at $0.35 per share.

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

Due to cash constraints, the Company reduced its marketing support for its products late in 2005.  As a result of this lack of marketing support, and in order to maintain good relationships with its distributors, the Company granted sales credits in 2006 to a number of distributors.

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

During prior years, substantially all of its sales were made to one wholesale wine and spirits distributor, which distributed its inventory in Florida. The Company believes that its relationship with its primary wholesale customer is satisfactory but is exploring other areas of distribution.

Currently, the Company is dependent on the use of one third-party brewing facility for brewing its beer. The Company believes that its relationship with its brewer is satisfactory but is exploring the use of multiple brewing facilities.

Gain on forgiveness of debt

In November 2006, the Company renegotiated the terms of its debt obligations to Dutchess Private Equity Funds.  As a result of this renegotiation, the Company reduced its obligations to Dutchess by a total of $118,864, comprised of $53,200 of principal and $65,664 of accrued interest.

NOTE 2 - FINANCING ARRANGEMENTS

Advances from Officer

An officer of the Company has advanced funds to the Company over time for payment of operating expenses. There is no formal repayment arrangement and no stated interest rate on these funds. The balance outstanding at December 31, 2006 and December 31, 2005 was $216,143 and $13,330, respectively.

Short-term Notes Payable

In 2005, the Company entered into agreements with various suppliers to sign promissory notes to pay off remaining account payable balances. The terms of the notes generally are 10% interest, with the balance in full due by December 31, 2005. The balance outstanding at December 31, 2006 and December 31, 2005 was $446,723 and $217,243, respectively.  The 2006 amount includes $300,000 payable from the Dutchess settlement as discussed in the Convertible Debentures footnote.  The Company had not made payment on all short-term notes payable by December 31, 2006 and through the date of this report. Payments in full on all short-term notes payable are expected to be made once the Company secures additional financing in 2007.

Note Payable - Bank (Small Business Administration loan ("SBA")

The Company entered into a financing agreement with SunTrust Bank in April 2004 for working capital and inventory purchases. This note was guaranteed by the SBA. The interest rate is prime plus one percent, 6.25% at December 31, 2004.  Monthly principal payments of $31,250 were originally required as of November 1, 2004. The note was paid in full on July 29, 2005.

Note Payable - Officer

The SBA note was refinanced with a trust controlled by an officer. The note requires monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007.  The balance outstanding at December 31, 2006 and December 31, 2005 was $552,372 and $535,102, respectively.

Note Payable - Shareholder

A shareholder has made loans to the Company to provide cash for continuing operations. The Promissory Note dated August 3, 2004 made available $2,000,000 to the Company and stated that the principal balance was to be repaid on December 15, 2005. The Company has issued 15,000,000 shares of common stock in lieu of interest. Interest was calculated at approximately 10% over the term of the loan. On May 26, 2006, when the bank line of credit was closed, the bank utilized approximately $800,000 which was provided as security on the loan by the shareholder as partial repayment.  The note payable - shareholder balance outstanding at December 31, 2006 and December 31, 2005 was $2,831,477 and $2,075,674, respectively.

Note Payable - Other

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

Note Payable - Auto Loan

The Company financed a company automobile in September 2003 with a 60-month loan at an interest rate of 6.49% per year. Monthly interest and principal payments are $984. The balance outstanding at December 31, 2006 and December 31, 2005 was $ - and $28,796, respectively. During 2006, the Company sold the auto to an officer and transferred the remaining liability.

Convertible Debentures

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

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, an individual. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion. The debenture is only convertible at 1/24th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 10, 2008. Currently the balance on the debenture is $165,452.

Dutchess Loans

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

On September 2, 2005, we issued convertible debentures of $175,200 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share. The convertible debentures shall pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. This debenture was issued at a discount of 29,200. The discount is to be amortized over the five year term of the convertible debentures. Amortization of $1,947 was recorded and included in interest expense for the year ended December 31, 2005. The debentures are payable on September 2, 2008.

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

In July 2006, Dutchess Capital Management, LLC. and Michael Novielli demanded arbitration for the alleged breach by us of our obligations under five debentures with an aggregate face value of $553,200 issued to Dutchess from June through November 2005, and the alleged breach of our obligations under the terms of a consulting agreement with Mr. Novielli (Dutchess Private Equities Fund, II LP and Michael Novielli v. Bootie Beer Company, AAA Case No. 11-180-Y-01001-06). We asserted various counterclaims.  During November 2006, all matters between us, Dutchess and Mr. Novielli were resolved. The resolution reduces the aggregate face value of the Dutchess debt, plus any accrued interest to $500,000 and requires Mr. Novielli to return 2,480,750 of the Company’s common stock which had previously been issued to him.  As part of the settlement, the Company agreed to pay Dutchess $200,000 of the $500,000 with funds to be received from the second tranche of 6% convertible debt, which occurred on November 10, 2006, and has agreed to pay Dutchess $300,000 of the $700,000 with funds to be received from the third tranche of the 6% Convertible Debenture.

2006 6% Convertible Debenture

On September 20, 2006 we entered into a Securities Purchase Agreement (SPA) with a number of investors for the sale of, in the aggregate, $2,000,000 of convertible debentures and 20,000,000 warrants to purchase the Company’s common stock.  Related to this SPA, on September 20, 2006 and November 09, 2006, we received cash and issued convertible debentures of $700,000 and $600,000, respectively, to various investors.  Each debenture matures three years after the date of execution.  The holder of the convertible debenture can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at a variable price equal to the lesser of $0.082 per share or 50%-60% of the lowest three trading prices for the stock during the twenty trading days prior to the issuance of the conversion notice. The convertible debentures shall pay 6% interest, payable in cash or common stock, when the debenture is converted or becomes due. The holder of the debenture also receives a warrant to purchase ten (10) shares of the Company’s common stock for each dollar invested in the debenture offering, 7,000,000 warrants on September 20, 2006 and 6,000,000 warrants on November 9, 2006.  All of the warrants have an exercise price of $0.20 per share and have a term of seven years from the date of issuance.

The Company paid The National Investment Resources, LLC (NIR) a brokerage fee of 35,000. The amount paid to NIR in connection with the Debentures was capitalized and will be charged to interest expense over the three-year term of the Debentures on a straight line basis as this approximates the effective interest method. The amount charged as interest since inception to December 31, 2006 was $3,228. The net proceeds after deducting these brokerage fees, and other expenses, will be used for working capital.

In accounting for the Debentures and the warrants described above the Company considered the guidance contained in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debenture is convertible into a variable number of shares based upon the conversion formula which could require the Company to issue shares in excess of its authorized amount. The convertible debentures are not considered to be “conventional” convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

The Company is required to measure the fair value of the warrants and the embedded conversion feature to be calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture. The fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of sale of $0.11 and $0.09 per share, respectively, exercise price of $0.20, risk-free interest rate of 4.95% and 4.63% respectively,, expected volatility of 300-315% and expected life of seven years. The relative fair value of the warrants totaled $642,326 and was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the relative fair value of the warrants charged to interest expense, using the effective interest method, for the period since inception to December 31, 2006 was $2,624.

The fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes valuation model with the following assumptions: (i) the market price of the common stock on the date of sale of $0.11 and $0.09 per share, respectively, (ii) the conversion equal to 50% of the market price, (iii) the risk free interest rate of 4.95% and 4.63% respectively (iv) expected volatility of 300% - 315% and (v) expected life of three years. The relative fair value of the embedded conversion feature of $657,673 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the fair value of the embedded conversion feature charged to interest expense, using the effective interest method, for the twelve months ended October 31, 2006 was $2,573.

September 2006 Issuances

Convertible Secured Debentures due September 20, 2009: 6% per annum	$700,000
Common Stock Warrant liability	$(366,657)
Embedded derivative liability	$(333,343)
Convertible Debenture as the date of sale	$-
Amortization of discount on warrants & embedded feature as of December 31, 2006	$3,669
Conversion of debentures through December 31, 2006	$-
Convertible Secured Debenture Liability as of December 31, 2006	$3,669
Embedded Derivative Liability	700,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$703,669

November 2006 Issuances

Convertible Secured Debentures due November 09, 2009: 6% per annum	$600,000
Common Stock Warrant liability	$(275,669)
Embedded derivative liability	$(324,331)
Convertible Debenture as the date of sale	$-
Amortization of discount on warrants & embedded feature as of December 31, 2006	$1,527
Conversion of debentures through December 31, 2006	$-
Convertible Secured Debenture Liability as of December 31, 2006	$1,528
Embedded Derivative Liability	600,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$601,528

Total – 2006 Convertible Secured Debentures

Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$1,305,197

The Company will continue to measure the fair value of the warrants and embedded conversion features at each reporting date using the Black-Scholes valuation model based on the current assumptions at that point in time. This calculation has resulted in a fair market value significantly different than the previous reporting period. The increase or decrease in the fair market value of the warrants and embedded conversion feature at each period will result in a non-cash income or loss to the other income or loss line item in the Statement of Operations along with a corresponding change in liability.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. On December 31, 2006 the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of measurement of $0.35 per share, exercise price of $0.20, a risk-free interest rate of 4.70%, expected volatility of 349% and expected life of 2.75 years. The fair value of the warrants was $4,549,984 or an increase of $3,907,658 over the $642,326 recorded at inception. This increase of the fair value of the warrants was charged to the Statements of Operations as expenses to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Condensed Balance Sheet: Common Stock Warrants Liabilities.

Likewise the Company is also required to measure the fair value of the embedded conversion feature allocated to the Debentures liability based upon the Black-Scholes valuation model on the date of each reporting period. On December 31, 2006 the fair value of this feature was based on the following assumptions: (i) the market price of the common stock on the date of measurement of $0.35 per share, (ii) the conversion price of $0.20, (iii) the risk free interest rate of 4.70%, (iv) expected volatility of 349% and (v) expected life of 2.75 years. The fair value of the embedded conversion feature was $1,300,000 or an increase of $642,327 over the $657,673 recorded at inception. This increase of the fair value of the embedded conversion feature was charged to the Consolidated Statements of Operations expensed as Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Condensed Balance Sheet was credited to the Embedded Derivative Liability.

Upon full payment of the Debentures (through repayment or conversion to equity) the fair value of the warrants on that date will be reclassified to equity.

On February 9, 2007, the Registrant received notice of a legal action commenced against it by certain purchasers (the “Noteholders”) of convertible notes (the “Notes) which were purchased in September, 2006. The Noteholders allege that the Registrant is in default because the Registrant has not yet had declared effective a certain registration statement (the “Registration Statement”) covering the resale of common stock underlying the Notes. The Registrant’s Board of Directors has received substantial comments from the Securities and Exchange Commission’s Division of Corporation Finance on the Registration Statement, including comments regarding the large number of shares of common stock to be issued, with the result that the Noteholders would control a substantial percentage of the Registrant’s public float. Given the number and serious nature of the comments, the Registrant’s Board of Directors has serious doubts that the Registration Statement could be declared effective, which is beyond the Registrant’s control. The Registrant intends to vigorously defend itself in this action. The Noteholders have attempted to prevent the Registrant from seeking alternative financing. It is our position that the Noteholders cannot unreasonably deny the Registrant the ability to sustain operations, especially when there is an event over which the Registrant has no control. We believe the Noteholders are not entitled to recovery and we are immediately withdrawing the registration statement and filing counterclaims for damages caused by their actions.

NOTE 3 - SHAREHOLDERS' EQUITY

The Company has 200,000,000 common shares authorized and 63,825,905 and 52,500,031 outstanding, as of December 31, 2006 and December 31, 2005, respectively.

During the year ended December 31, 2006, the Company issued 3,214,000 shares of its common stock to employees who had vested in options.  One employee has exercised 100,000 of his options; however the shares were not yet issued at December 31, 2006.

During the year ended December 31, 2006, the Company issued 6,536 as payment for interest to a creditor.

During the year ended December 31, 2006, the Company issued 263,587 shares to attorneys as payment for their services.

During the year ended December 31, 2006, the Company issued 286,786 shares to a holder of a convertible debt as partial repayment of that debt and related accrued interest.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV ONE. These shares were subsequently issued during 2006. At December 31, 2006, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. This transaction has resulted in a lawsuit between the Company and Mercatus. See Note 7, Litigation.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV TWO.  These shares were subsequently issued during 2006. At December 31, 2006, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. This transaction has resulted in a lawsuit between the Company and Mercatus. See Note 7, Litigation.

On September 20, 2006, we issued warrants to purchase 7,000,000 shares of common stock to investors in our 6% convertible debenture offering. The warrants have a term of seven years from date of issuance and an exercise price of $0.20 per share.

On November 9, 2006, we issued warrants to purchase 6,000,000 shares of common stock to investors in our 6% convertible debenture offering. The warrants have a term of seven years from date of issuance and an exercise price of $0.20 per share.

The Company issued stock options in 2004. As of December 31, 2006 and December 31, 2005 there were -0- and 1,755,000 vested, respectively and 200,000 and 965,000 stock options, respectively, which vest at various times over the next five years. The strike price for all stock options is $0.01 or $0.35.

During the year ended December 31, 2006, per the authorization of its Board of Directors, the Company repurchased 210,500 shares of its common stock on the open market at an aggregate cost of $69,465.

Stock Compensation Plan

The Company has a Stock Option Plan (Plan) under which officers and key employees have been granted options to purchase shares of the Company's authorized but un-issued common stock. Under the Plan, the option exercise price is equal to the fair market value of the Company's common stock at the date of grant. Options currently expire 5 years from the grant date. Proceeds received by the Company from exercise of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

	Weighted Average	Exercise
	Number of Shares	Price

Outstanding at December 31, 2004	1,750,000	$0.01
Granted	5,000	$0.01
Exercised	-	0
Cancelled	-	0
Outstanding at December 31, 2005	1,755,000	$0.01
Granted	-	-
Exercised	(1,505,000)	$0.01
Cancelled	-	-
Outstanding at December 31, 2006	250,000	$0.01

The following tables summarize information about fixed stock options outstanding and exercisable at December 31, 2006:

Stock Options Outstanding

Number of Shares Outstanding	Remaining Contractual Life in Years	Weighted - Average Exercise Price

250,000	3.0	$0.01

Also, the Company has granted selected executives and other key employees stock option awards, whose vesting is contingent continued employment. The exercise price of each option issued in 2005 has a five-year life, is exercisable at $.01 per share, which was equal to the fair value price of the Company's common stock on the date of grant, and vests over four or five years.  The exercise price of each option issued in 2005 has an indefinite life, is exercisable at $.35 per share, which was equal to the fair value price of the Company's common stock on the date of grant, and vests immediately.  A summary of the status of the Company's performance-based stock option plan as of December 31, 2006 and December 31, 2005, and changes during the periods ended on those dates is presented below:

	Weighted Average	Exercise
	Number of Shares	Price

Outstanding at December 31, 2004	950,000	$0.01
Granted	15,000	$0.01
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2005	965,000	$0.01
Granted	650,000	$0.35
Exercised	(309,000)	$0.01
Cancelled	(506,000)	$0.01
Outstanding at December 31, 2006	800,000	$0.29

As of December 31, 2006, options will vest as follows:

Vested on 12/31/06	650,000	$0.35
January 2007	50,000	$0.01
January 2008	50,000	$0.01
January 2009	50,000	$0.01

WARRANTS

During the year ended December 31, 2006, the Company granted warrants to acquire as follows:

a.

13,000,000 shares of common stock in connection with the September 2006 and November 2006 financings.  The warrants are exercisable at $0.20 per share, were fully vested at the date of grant and have a seven year term.  The relative fair value of these warrants was approximately $642,000.  During 2006, approximately $3,000 related to these warrants was amortized to interest expense.

During the year ended December 31, 2005, the Company granted warrants to acquire as follows:

a.

On September 6, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Dr. John R. Thodos for $150,000. Dr. Thodos exercised this warrant with a price of $0.01 per share,

b.

On September 27, 2005, we issued a warrant to purchase 100,000 shares of our common stock to Mr. Daniel Schuld for $150,000.  Mr. Schuld exercised this warrant with a price of $0.01 per share,

c.

The Company also recognized inducement fee expense of $456,579 related to the issuance of warrants to purchase 468,000 shares of common stock at an exercise price of $1.00 during the year.

	Weighted Average	Exercise
	Number of Shares	Price

Outstanding at December 31, 2004	-	-
Granted	668,000	$0.70
Exercised	(200,000)	$0.01
Cancelled	-	-
Outstanding at December 31, 2005	468,000	$1.00
Granted	13,000,000	$0.20
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2006	13,468,000	$0.23

NOTE 4 - INCOME TAXES

Since the Company has not generated taxable income, no provision for income taxes has been provided.

Through December 31, 2006, the Company incurred net operating losses for federal tax purposes of approximately $15,105,000. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company's total deferred tax asset is as follows:

December 31, 2006
Tax benefit of net operating loss carry-forward	$6,042,000
Valuation allowance	(6,042,000)
$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2006	December 31, 2005
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE 5 - COMMITMENTS AND CONTIGENCIES

Office Space Leases

The Company current is in a month-to-month rental agreement, with a physical presence at 1890 Kentucky Avenue, Winter Park, FL  32879.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company owes its CEO $216,143 and $13,330 for advances for operating expenses as of December 31, 2006 and December 31, 2005, respectively. There is no stated interest rate or other terms for these advances, although the Company is assuming a 10% interest rate.

The Company owes a shareholder $2,831,477 and $2,075,674 as of December 31, 2006 and December 31, 2005, respectively, under the terms of promissory notes dated July 2005 and September 2005.  Per the agreements, the Company is accruing interest at a 6% per annum

NOTE 7 - SUBSEQUENT EVENTS

On February 9, 2007, the Registrant received notice of a legal action commenced against it by certain purchasers (the “Noteholders”) of convertible notes (the “Notes) which were purchased in September, 2006. The Noteholders allege that the Registrant is in default because the Registrant has not yet had declared effective a certain registration statement (the “Registration Statement”) covering the resale of common stock underlying the Notes. The Registrant’s Board of Directors has received substantial comments from the Securities and Exchange Commission’s Division of Corporation Finance on the Registration Statement, including comments regarding the large number of shares of common stock to be issued, with the result that the Noteholders would control a substantial percentage of the Registrant’s public float. Given the number and serious nature of the comments, the Registrant’s Board of Directors has serious doubts that the Registration Statement could be declared effective, which is beyond the Registrant’s control. The Registrant intends to vigorously defend itself in this action. The Noteholders have attempted to prevent the Registrant from seeking alternative financing. It is our position that the Noteholders cannot unreasonably deny the Registrant the ability to sustain operations, especially when there is a nevent over which the Registrant has no control. We believe the Noteholders are not entitled to recovery and we are immediately withdrawing the registration statement and filing counterclaims for damages caused by their actions.

Litigation Involving the Improper Offers in the Marketplace

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

We began an immediate investigation of these matters and under the direction of our Chief Executive Officer, Ms. Tania Torruella, communicated the need to terminate the Consulting Agreement and for Mr. Novielli to cease and desist from any further sales of the Company stock. The Company specifically put Mr. Novielli and and/or Dutchess Capital Management, LLC and/or affiliates on notice that based on the information developed to date that the Form S-8 registration statement may not have been appropriate for registration of the shares of our common stock issued to Mr. Novielli pursuant to the Consulting Agreement and that, if so, they had improperly sold shares issued pursuant to the S-8 registration. We have also issued a cease and desist letter to Mr. Novielli to prevent further sales under the S-8 registration. The Company settled this matter on December 27, 2006 with Mr. Novielli immediately returning 2,480,750 shares still held, which had been previously issued to him under the Consulting Agreement.

Issuance of Stock Options

On January 25, 2006, the Company registered 9,000,000 shares of common stock to be available for issue under its 2005 Non-Qualified Stock Option Plan. On February 24, 2006 the Company issued 2,034,250 options to purchase shares of its common stock under its 2005 Non-Qualified Stock Option Plan. The weighted-average exercise price of each stock option was $0.01.

NOTE 8 - FINANCIAL ACCOUNTING DEVELOPMENTS

Recently issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management does not expect the adoption of SFAS 155 to have a material impact on the Company’s financial statements.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets, servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and measure the amount of benefit to be recognized in the financial statements for a tax position that meets the more- likely-than-not recognition threshold. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial statements.

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is December 31, 2006 for the Company. SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Defining Fair Value Measurement” (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

ITEM 8.  CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS AND FINANCING DISCLOSURE

None

ITEM 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.  Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, the Company’s Chief Executive Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the conclusion of the fiscal quarter ended December 31, 2006.  Based upon this evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Change in Internal Controls

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s management, in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

ITEM 8B.  Other Information

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

The following table sets forth the name, age, positions, and offices or employments for the past five years as of December 31, 2006, of our executive officers and directors.  Members of the board are elected and serve for one year terms or until their successors are elected and qualify.  All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION
Tania M. Torruella	47	Chairman of the Board, Interim President, Chief Executive Officer
Charly McCue	47	Secretary
Stephanie Stans Warren	38	Director

Tania M. Torruella has been our Chief Executive Officer since July 28, 2005. From October 2001 until our reverse merger with that entity, she had been Chief Executive Officer of Bootie Beer Company. Ms. Torruella holds a BS. in Finance from Samford University, Birmingham, Alabama. In 2002, while working as a broker, Ms. Torruella’s securities license was revoked for failing to attend an NASD hearing at the advice of her legal counsel. The hearing was held in connection with customer claims against Merrill Lynch, her former employer, for losses that they had suffered during the sharp downturn in the financial markets in 2000 and 2001. Ms. Torruella was never named in any of the lawsuits and was never found to have committed any wrongdoing.

Charly McCue became the Controller and Corporate Secretary of the Company in August 2005.  Ms. McCue has over 30 years of professional experience in accounting, both private and public.  Prior to joining Bootie Beer, she served as Controller for PinPoint Marketing, a large marketing firm located in Altamonte Springs, Florida from November 2000 until October 2004. Ms. McCue attended University of Memphis and received her BS degree in accounting from Orlando/Princeton College in 1979.

Stephanie Stans Warren has been one of our directors since August 2005. She has been involved in software sales for Computer Associates Inc. in Atlanta, Georgia, since 1995.  Ms. Warren holds a B.S. from the University of Florida.

On November 13, 2006, Paul Beleckas resigned as a director and president of the Company and Ms. Torruella was appointed interim President by the Board.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

						Long Term Compensation
Name & Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARS	All Other Compensation	LTIP Payouts	Totals
Tania M. Torruella, CEO/ President	2006	$90,000	0	$3,500					$93,500
	2005	$105,000	0	0	0	0	0	0	$105,000
Paul Beleckas, President	2006	$91,076	0	$6,245	0	0	0	0	$203,314
	2005	$105,000	0	$7,200	0	$104,993	0	0	$112,200
Jane Butel, President	2006	0	0	0	0	0	0	0	0
	2005	$78,000	0	0	$536,250	0	0	0	$614,250
	2004	$55,000	0	0	0	0	0	0	$55,000
	2004	$55,000	0	0	0	0	0	0	0
Charly McCue, Secretary	2006	$66,981	0	0	0	$104,993	0	0	$171,794
	2005	$48,960	0	0	0	0	0	0	$48,960

Employment Agreements

We have an employment agreement with our Chairman, Chief Executive Officer and President, Tania M. Torruella, for $10,000 per month for twelve months.  The agreement was signed on September 1, 2005.  Ms. Torruella has agreed to take compensation of $7,500 per month since July 1, 2005.  The board of directors and Tania have agreed that the agreement signed September 1, 2005 will be in full force with the exception of the monthly compensation until further notice. There is not written agreement with Ms. McCue, but the Company has agreed to pay her an annual salary of $96,000

Director's Compensation

We do not currently have a formal compensation plan in place for directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of December 31, 2006 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each current director, (iii) each of the executive officers named in the Summary Compensation Table who were serving as executive officers at the end of the 2006 fiscal year and (iv) all of our directors and current executive officers as a group:

	Common Stock
Name and Title of Beneficial Owner	Beneficially Owned	Percentage Owned (1)
The Torruella Family Trust, LLC (2)	31,033,480	47.03%
Stans Foundation (3)	7,000,000	10.06%
Bootie Beer Holdings, LLC (4)	3,500,000	5.30%
Steve & Susan E. Stans (3)	5,000,000	7.57%
Stephanie Stans Warren (3)	1,000,000	1.56%
Tyler Stans (3)	1,000,000	1.56%
Charly McCue	250,000	0.39%
Mercatus & Partners Limited	5,000,000	7.57%
SICAV Placeuro Compatiment Global US Equities	5,000,000	7.57%
TOTAL	58,783,480	92.09%

(1) The number of shares of common stock issued and outstanding on December 31, 2006 was 63,825,905 shares.  The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2006.

(2) Ms. Torruella, our Chairperson, Chief Executive Officer and Interim President, have sole voting and dispositive power of 31,033,480 shares of common stock owned by the Torruella Family Trust, LLC.  The Torruella Family Trust's address is 1890 Kentucky Avenue, Winter Park, FL 32789.

(3) Stephanie Stans Warren has sole voting power of 7,000,000 shares issued to the Stans Foundation.  Ms. Warren also controls voting power of 5,000,000 shares issued to Steve and Susan E. Stans.  Ms. Warren also controls voting power of 1,000,000 shares issued to Tyler Stans. Ms .Warren has sole voting and dispositive power of 1,000,000 directly owned by her..  The address for the Stans Foundation and Ms. Warren is 1890 Kentucky Avenue, Winter Park, Fl 32789

(4) Tania Torruella, our Chairperson, Chief Executive officer, and Interim President, has sole voting and dispositive power of 3,500,000 shares of common stock owned by Bootie Beer Holdings, LLC.  Bootie Beer Holdings, LLC’s address is 1890 Kentucky Avenue, Winter Park, Fl 32789.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company owes its Chief Executive Officer, Ms. Torruella, $216,143 and $13,330 for advances for operating expenses as of December 31, 2006 and December 31, 2005, respectively. There is no stated interest rate or other terms for these advances, although the Company is assuming a 10% interest rate.

ITEM 13.  EXHIBITS

 (a) The following exhibits are furnished in this report.

Exhibit No.       Description

     3.1             Amended and Restated Articles of Incorporation of Small Business Issuer. (1)

     3.2             By-laws of Small Business Issuer.

    23.1            Consent of Jaspers + Hall, P.C.

    31.1            Certification by CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

    31.2            Certification by CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

    32.1            Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

    32.2            Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Jaspers + Hall, P.C. were our primary auditors for the fiscal year ended December 31, 2006 and 2005.

Audit Fees

For Jaspers + Hall, PC audit of our annual financial statements, review of Form 10-KSB, and for their review of our Quarterly Reports on Form 10-Q, Jaspers + Hall, PC billed us a total of $15,000 and $17,000 for the fiscal years ended December 31, 2006 and 2005, respectively.

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

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining Jaspers + Hall, P.C.'s independent audit.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Park, Florida on March 30. 2007.

BOOTIE BEER CORPORATION
(Small Business Issuer)

/s/Tania M .Torruella
Tania M. Torruella
Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Small Business Issuer and in the capacities and on the dates indicated:

Signature

Date:	March 30, 2007	By:	/s/ Tania M. Torruella
Tania M. Torruella
Chief Executive Officer