Form 10QSB
period 2007-03-31
Bootie Beer CORP
filed 2007-05-14
CIK 1204853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

   x

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(407) 622-5999
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]       No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 65,034,354 shares of common stock were outstanding as of May 1, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No[X]

BOOTIE BEER CORPORATION

FORM 10-QSB

BOOTIE BEER CORPORATION

BALANCE SHEETS

	March 31,2007
	(UNAUDITED)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$119,177	$21,773
Accounts Receivable net of allowance for bad debt	-	-
Inventories	-	-
Other Current Assets	3,314	3,314
Prepaid Expenses	28,779	17,500
Total Current Assets	151,270	42,587
FIXED ASSETS
Brewery Equipment	45,119	45,119
Printing Plates	28,447	28,447
Tradeshow Booths	2,963	2,963
Accumulated Depreciation	(27,168)	(23,986)
Total Fixed Assets	49,361	52,543
OTHER ASSETS
Capitalized Finance Costs (net of amortization)	62,501	31,772
Total Other Asset	62,501	31,772
Total Assets	$263,132	$126,902

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,572,997	$2,510,756
Short term notes payable	439,390	300,000
Short Term Notes Payable – Vendors	119,751	146,723
Advances from Officer	218,643	216,143
Note Payable - Officer	552,372	552,372
Note Payable – Shareholder	2,811,477	2,831,477
Total Current Liabilities	6,714,630	6,557,471
LONG-TERM LIABILITIES
2006 6% Convertible Debenture and Fair Value of Embedded derivative	1,312,834	1,305,197
Common stock warrant liability	19,949,944	4,549,984
Note Payable – Related Party	135,292	135,292
Convertible Debt, net of discount	875,453	875,453
Total Long-Term Liabilities	22,273,523	6,865,926
Total Liabilities	28,988,153	13,423,397
Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred Stock	-	-
2,500,000 authorized shares, 0 shares issued and outstanding, $1.00 par value
Common Stock
200,000,000 authorized shares, $.001 par value 65,034,354 and 63,825,905 shares issued and outstanding	65,034	63,826
Treasury Stock	(7)	(161)
Shares to be Issued	1,199	1,300
Additional Paid-in-Capital	11,225,565	9,357,802
Subscription Receivable	(3,375,000)	(3,375,000)
Accumulated Deficit	(36,641,812)	(19,344,262)
Total Stockholders' Deficit	(28,725,021)	(13,296,495)
Total Liabilities and Stockholders' Deficit	$262,132	$126,902

The accompanying notes are an integral part of the consolidated financial statements.

BOOTIE BEER CORPORATION

STATEMENT OF OPERATIONS

	For the Three Months Ended March 31
	2007	2006
	(unaudited)	(unaudited)
REVENUES, Less Returns and Allowance	$-	$-
Sales Returns	-	(28,781)
COST OF SALES	2,421	14,854
Gross Profit (loss)	(2,421)	(13,927)

MARKETING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES	1,539,673	2,820,117
Net Loss from Operations	(1,542,094)	(2,834,044)

OTHER INCOME AND EXPENSES:
Net change in fair value of embedded derivative	(15,138,298)	-
Interest Income	30,108	3,375
Interest Expense	(647,266)	(110,314)
Total Other Income and Expenses	(15,755,456)	(106,939)

Net loss before taxes	(17,297,550)	(2,940,983)

PROVISION FOR INCOME TAXES:
Income Tax Benefit/(Expense)	-	-
Net Loss	$(17,297,550)	$(2,940,983)

Basic Loss Per Common Share	$(0.27)	$(0.05)

Diluted Loss Per Common Share	$(0.27)	$(0.05)

Weighted Average number of Common Shares used in basic per share calculations	64,501,125	62,774,462

The accompanying notes are an integral part of the consolidated financial statements.

BOOTIE BEER CORPORATION

STATEMENT OF SHAREHOLDERS EQUITY

	Common Stock			Shares	Shares	Additional
	Shares	Par at	Treasury	to be	to be	Paid in	Subscriptions	Accumulated
	Issued	0.001	Stock	Returned	Issued	Capital	Receivable	Deficit	Total
Balance at 12/31/05	52,500,031	52,500		-	11,200	9,410,091	(3,375,000)	(12,738,900)	(6,640,109)
Employee Options Granted & Exercised	3,214,000	3,214		-	100	802,455	-	-	805,769
Sale of Common Stock	10,000,000	10,000		-	(10,000)	-	-	-	-
Issued for Interest	6,536	7		-	-	2,493	-	-	2,500
Issued in Error	35,715	36		(36)					-
Issued for Prepaid Services	263,587	263		-	-	49,737	-	-	50,000
Issued upon Conversion of Notes Payable	286,786	287		-	-	59,328	-	-	59,615
Repurchase of Stock	-	-	(161)	-	-	(50,868)	-	-	(51,029)
Return of Stock from litigation	(2,480,750)	(2,481)				(915,398)			(917,879)
Net Loss	-	-		-	-	-	-	(6,605,362)	(6,605,362)
Balance at 12/31/06	63,825,905	63,826	(161)	(36)	1,300	9,357,838	(3,375,000)	(19,344,262)	(13,296,495)
Issued for Employee Compensation	1,162,000	1,162	-	-	(101)	12,289	-	-	13,350
Stock issued as inducement for loan	249,999	250	-	-	-	499,748	-	-	499,998
Vesting of Employee Options						1,375,000			1,375,000
Repurchase of Stock	-	-	(50)	-	-	(19,274)	-	-	(19,324)
Retirement of Stock	(203,550)	(204)	204			-			-
Net Loss								(17,297,550)	(17,297,550)
Balance at 3/31/07	65,034,354	65,034	(7)	(36)	1,199	11,225,601	(3,375,000)	(36,641,812)	(28,725,021)

The accompanying notes are an integral part of the consolidated financial statements.

BOOTIE BEER CORPORATION

STATEMENT OF CASH FLOWS

	March 31,	March, 31
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(17,297,550)	$(2,940,983)

Changes in operating assets and liabilities:
Depreciation	3,182	6,130
Amortization of Debt Discount	35,253	4,610
Amortization of Debt Acquisition costs	6,771	-
Loss due to change in fair value of derivatives	15,138,298	-
Shares issued as inducement for loan	499,998	-
Option vesting per FAS 123R	1,375,000	-
Shares Issued for Services	13,350	2,223,938
(Increase)/Decrease in Account Receivable	-	58,947
(Increase)/Decrease in Inventory	-	(39,647)
(Increase)/Decrease in Prepaid Expenses	(11,279)	-
(Increase)/Decrease in Investments	-	13,438
Increase/(Decrease) Accounts Payable and Accrued Expenses	85,678	383,129
Increase/(Decrease) in Payroll Taxes Payable	-	106,500
Net Cash Used in Operating Activities	(151,298)	(193,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Received for Sale of Assets	-	-
Capital Expenditures	-	-
Net Cash Provided By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short Term Notes	312,500	(24,774)
Proceeds from Debt Financing	-	319,483
Advances from Officer	50,730	164,321
Payments on advances from Officer	-	(42,000)
Proceeds from Notes Payable – Officer	-	-
Repurchase of common stock	(19,324)	-
Principal payments on debt	(95,203)	-
Net Cash Provided from Financing Activities	248,704	414,629

Net Increase (Decrease) in Cash	97,404	(230,691)

Cash Balance, Begin Period	21,773	150,188

Cash Balance, End Period	$119,177	$19,497

Supplemental Disclosures:
Cash Paid for interest	$-	$35,087
Cash Paid for income taxes	$-	$-

Non Cash Transactions:
Shares issued for Interest	$-	$-
Shares issued for employment service	$-	$1,964,063
Shares issued for prepaid professional services	$-	$-

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

We marketed our products in selected markets during 2005.  In 2006, we discontinued this limited marketing effort to focus on building a national wholesale distribution network, national and regional retail authorizations and brand promotion.  This was due, in part, to financial constraints.  On April 27, 2007, the Company changed its name to TMT Capital Corporation.

Going Concern

Our unaudited financial statements for the three months ended March 31, 2007, reflect negative cash flows from operations of ($151,298) and a net loss of ($17,297,550).  The non-cash loss is a result of value derivative liabilities at fair value.  These results reflect the Company’s need to acquire sufficient sources of capital and business model objectives to meet our working capital needs.  We have raised capital by issuing convertible debentures, obtaining loans from shareholders and officers, and selling additional shares of common stock.  We anticipate the proceeds from the sale of the shares of common stock, which have yet to be collected, will provide us with our necessary cash flow needs to meet our obligations and to fund our operations for the foreseeable future, as we continue the expansion of our national distribution plan.

The primary objective of the Company business model is to develop a malt beverage and/or alcohol related beverages that achieve a high level of consumer demand.  The Company invests in many test markets and marketing strategies in pursuit of that objective.  As a result, the Company seeks investment capital to fund operations to aid in the pursuit and development of a high volume of consumer demand for its malt beverage product.  Currently, the Company is testing various marketing strategies to develop Bootie Beer brands and other malt beverage brand extensions and other alcohol related beverages.  As a result, the most significant expenditure items in the operation are research, market development and advertising.  We tested some of our strategies for Bootie Beer brands in Florida in 2004 and early 2005.  After concluding the test in Florida we tested the strategies in Washington, Oregon, Montana, Idaho and Massachusetts.  We believe the sales results in the North West and in Massachusetts were lower than in Florida resulting from a less effective marketing strategy and lower investment capital.  The Company will continue to seek investment capital and revisit these territories and new territories with new brand development strategies.  The Company finances operations, growth and development of brand strategies predominantly through investment capital.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

The Company grants credit to customers within the United States of America and retains a collateral position in the goods according to the terms of the sales contracts.  The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes is sufficient.  At March 31, 2007 and December 31, 2006, accounts receivable were recorded at their net realizable value.  Historically, the Company's bad debt write-offs related to these trade accounts receivable have been insignificant.

Inventories

Inventories, which consist principally of raw materials (including bottling products) and finished goods, are stated at lower of cost (weighted average), or market, which is determined on the specific-identification method.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation.  The Company follows the practice of capitalizing property and equipment purchased over $1,500.  Depreciation expense is recognized using the straight-line method based upon estimated useful lives (automobile - 5 years; brewing equipment – 7 years).

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

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding.  For all periods, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses.  At March 31, 2007 and December 31, 2006 there were vested options outstanding to purchase 2,150,000 and 900,000 common shares, respectively, which may dilute future earnings per share.  At March 31, 2007 and December 31, 2006 there were non-vested options outstanding to purchase 2,000,000 and 150,000, respectively, common shares which may dilute future earnings per share.  Additionally, warrants to purchase 14,249,999 shares of common stock which may dilute future earnings per share remained outstanding with various investors.

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

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - FINANCING ARRANGEMENTS

Bank Line of Credit

On January 5, 2006, the Company established a credit line with a bank with a credit limit of $1,235,000.  The bank line of credit was secured to $790,000 by a shareholder’s certain assets.  The Company awarded Steve Stans 1,000,000 shares of the Company’s common stock on September 13, 2005 as an inducement to provide financing and the collateral of $790,000.  Interest expense of $810,000 was recorded as of December 15, 2005 to reflect the issuance of these shares.  Accrued interest payable related to this bank line of credit was $0 and $3,733 as of September 30, 2006 and December 31, 2005, respectively.  At the Company’s request, on May 26, 2006, the bank closed the credit line.  The Company did not have the available cash so the bank utilized all of the assigned collateral to pay off the principal amount of the loan including the collateral cash deposit of a shareholder.

Advances from Officer

An officer of the Company has advanced funds to the Company over time for payment of operating expenses.  There is no formal repayment arrangement and no stated interest rate on these funds.  The balance due to an officer which remained outstanding at March 31, 2007 and December 31, 2006 was $218,643 and 216,143, respectively.

NOTE 2 - FINANCING ARRANGEMENTS (CONTINUED)

Short-term Notes Payable - Vendors

In 2005, the Company entered into agreements with various suppliers to sign promissory notes to pay off remaining account payable balances.  The terms of the notes generally are 10% interest, with the balance in full due on demand.  The balance outstanding at March 31, 2007 and December 31, 2006 was $119,751 and 146,723, respectively.  Payments in full on all short-term notes payable are expected to be made once the Company secures additional financing in 2007.

Note Payable - Officer

A note payable to an officer required monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007.  The balance outstanding at March 31, 2007 and December 31, 2006 was $552,372.

Note Payable – Shareholder

A shareholder has made loans to the Company to provide cash for continuing operations.  The Promissory Note dated August 3, 2004 made available $2,000,000 to the Company and stated that the principal balance is to be repaid on December 15, 2005.  The Company has issued 15,000,000 shares of common stock in lieu of interest.  Interest was calculated at approximately 6% over the term of the loan.  On May 26, 2006, when the bank line of credit was closed, the bank utilized the $790,000, plus interest earned, which was provided as security on the loan by the shareholder as partial repayment.  The Company and the shareholder have not yet agreed on the key terms regarding this amount.  The note payable – shareholder balance outstanding at March 31, 2007 and December 31, 2006 was $2,811,477 and 2,831,477, respectively.

Note Payable - Auto Loan

The Company financed a company automobile in September 2003 with a 60-month loan at an interest rate of 6.49% per year.  Monthly interest and principal payments were $984.  During 2006, the Company sold the auto to an officer and transferred the remaining liability to the officer.

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

NOTE 2 - FINANCING ARRANGEMENTS (CONTINUED)

Dutchess Loans

From June 2005 through November 2005, the Company issued convertible debentures to Dutchess Private Equities Fund, II, LP.  These debentures totaled $553,300 and were issued at a combined discount of $55,000.  Related to these debentures, the Company also issued 2,493,750 shares of common stock to Michael Novielli as compensation for acquiring these loans.

In July 2006, Dutchess Capital Management, LLC. and Michael Novielli demanded arbitration for the alleged breach by us of our obligations under five debentures with an aggregate face value of $553,200 issued to Dutchess from June through November 2005, and the alleged breach of our obligations under the terms of a consulting agreement with Mr. Novielli (Dutchess Private Equities Fund, II LP and Michael Novielli v. Bootie Beer Company, AAA Case No. 11-180-Y-01001-06). We asserted various counterclaims.  In November 2006, all matters between us, Dutchess and Mr. Novielli were resolved. The resolution reduces the aggregate face value of the Dutchess debt, plus any accrued interest to $500,000 and requires Mr. Novielli to return 2,480,750 shares of the Company’s common stock which had previously been issued to him.  As part of the settlement, the Company paid Dutchess $200,000 of the $500,000 with funds received from the second tranche of 6% convertible debt, and agreed to pay Dutchess $300,000 of the $700,000 with funds to be received from the third tranche of the 6% Convertible Debenture, which have not been received.  The balance outstanding as of March 31, 2007 and December 31, 2006 was $300,000.

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

The Company paid The National Investment Resources, LLC (NIR) a brokerage fee of 35,000.  The amount paid to NIR in connection with the Debentures was capitalized and will be charged to interest expense over the three-year term of the Debentures on a straight line basis as this approximates the effective interest method.  The amount of this capitalized debt acquisition cost charged as interest during the quarter ended March 31, 2007 was $2,604.  The net proceeds after deducting these brokerage fees, and other expenses, were utilized for working capital.

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

NOTE 2 - FINANCING ARRANGEMENTS (CONTINUED)

The Company is required to measure the fair value of the warrants and the embedded conversion feature to be calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture.  The fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of sale of $0.11 and $0.09 per share, respectively, exercise price of $0.20, risk-free interest rate of 4.95% and 4.63% respectively,, expected volatility of 300-315% and expected life of seven years.  The relative fair value of the warrants totaled $642,326 and was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.  The portion of the relative fair value of the warrants charged to interest expense, using the effective interest method, for the quarter ended March 31, 2007 was $3,793.

The fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes valuation model with the following assumptions: (i) the market price of the common stock on the date of sale of $0.11 and $0.09 per share, respectively, (ii) the conversion equal to 50% of the market price, (iii) the risk free interest rate of 4.95% and 4.63% respectively (iv) expected volatility of 300% - 315% and (v) expected life of three years.  The relative fair value of the embedded conversion feature of $657,673 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.  The portion of the fair value of the embedded conversion feature charged to interest expense, using the effective interest method, for the three months ended March 31, 2007 was $3,844.

September 2006 Issuances

Convertible Secured Debentures due September 20, 2009: 6% per annum	$700,000
Common Stock Warrant liability	$(366,657)
Embedded derivative liability	$(333,343)
Convertible Debenture as the date of sale	$-
Amortization of discount on warrants & embedded feature as of December 31, 2006	$8,069
Conversion of debentures through December 31, 2006	$-
Convertible Secured Debenture Liability as of December 31, 2006	$8,069
Embedded Derivative Liability	700,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$708,069

November 2006 Issuances

Convertible Secured Debentures due November 09, 2009: 6% per annum	$600,000
Common Stock Warrant liability	$(275,669)
Embedded derivative liability	$(324,331)
Convertible Debenture as the date of sale	$-
Amortization of discount on warrants & embedded feature as of December 31, 2006	$4,734
Conversion of debentures through December 31, 2006	$-
Convertible Secured Debenture Liability as of December 31, 2006	$4,734
Embedded Derivative Liability	600,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$604,734

Total – 2006 Convertible Secured Debentures

Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$1,312,803

NOTE 2 - FINANCING ARRANGEMENTS (CONTINUED)

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

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On March 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of measurement of $1.40 per share, exercise price of $0.20, a risk-free interest rate of 4.54%, expected volatility of 357% and expected life of 6.5 years.  The fair value of the warrants was $18,199,971, an increase of $13,649,987 over the $4,549,984 recorded as of December 31, 2006.  This increase of the fair value of the warrants was charged to the Statements of Operations as expenses to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Condensed Balance Sheet: Common Stock Warrants Liabilities.

Likewise the Company is also required to measure the fair value of the embedded conversion feature allocated to the Debentures liability based upon the Black-Scholes valuation model on the date of each reporting period.  On March 31, 2007 the fair value of this feature was based on the following assumptions: (i) the market price of the common stock on the date of measurement of $1.40 per share and (ii) the conversion price of 50% of the market price.  The fair value of the embedded conversion feature was $1,300,000, no increase over the $1,300,000 recorded at December 31, 2006 or an increase of $0 over the $1,300,000.  Any change to the fair value of the embedded conversion feature was charged to the Consolidated Statements of Operations expensed as Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and was credited to the Embedded Derivative Liability.

Upon full payment of the Debentures (through repayment or conversion to equity) the fair value of the warrants on that date will be reclassified to equity.

On February 9, 2007, the Registrant received notice of a legal action commenced against it by certain purchasers (the “Note holders”) of convertible notes (the “Notes) which were purchased in September, 2006.  The Note holders allege that the Registrant is in default because the Registrant has not yet had declared effective a certain registration statement (the “Registration Statement”) covering the resale of common stock underlying the Notes.  The Registrant’s Board of Directors has received substantial comments from the Securities and Exchange Commission’s Division of Corporation Finance on the Registration Statement, including comments regarding the large number of shares of common stock to be issued, with the result that the Note holders would control a substantial percentage of the Registrant’s public float.  Given the number and serious nature of the comments, the Registrant’s Board of Directors has serious doubts that the Registration Statement could be declared effective, which is beyond the Registrant’s control.  The Registrant intends to vigorously defend itself in this action.  The Note holders have attempted to prevent the Registrant from seeking alternative financing.  It is our position that the Note holders cannot unreasonably deny the Registrant the ability to sustain operations, especially when there is an event over which the Registrant has no control.  We believe the Note holders are not entitled to recovery and we are immediately withdrawing the registration statement and filing counterclaims for damages caused by their actions.

NOTE 2 - FINANCING ARRANGEMENTS (CONTINUED)

Note Payable – February 2007

During February 2007, an unrelated party provided the Company with a $100,000 advance.  The advance has no set repayment date, but does require the Company to repay the lender with proceeds from the Company’s Regulation S offering to overseas investors.  As compensation for this advance, the Company agreed to give the lender warrants to purchase 1,000,000 shares of the Company’s common stock at $0.001 per share, exercisable over a five year period.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $1.90, an interest rate of 4.67% and a volatility of 356%.  The relative fair value of the warrants at inception was $95,000 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over ten months and charged as interest expense using the straight line method.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On March 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 1,000,000 warrants at market price of common stock on the date of measurement of $1.40 per share, exercise price of $0.001, a risk-free interest rate of 4.54%, expected volatility of 357% and expected life of 5.0 years.  The fair value of the warrants was $1,399,998, an increase of $1,304,998 over the $95,000 recorded at inception.  This increase of the fair value of the warrants was charged to the Statements of Operations as expenses to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – March 2007

During March 2007, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) one (1) share of common stock for each dollar provided by the loan and (B) a warrant to purchase a number of shares of the Company’s common stock equal to the dollar value provided by the loans, with a per share exercise price of $2.00 and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $2.00, an interest rate of 4.43% and a volatility of 357%.  The relative fair value of the warrants at inception was $166,663 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On March 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 249,999 warrants at market price of common stock on the date of measurement of $1.40 per share, exercise price of $2.00, a risk-free interest rate of 4.54%, expected volatility of 357% and expected life of 5.0 years.  The fair value of the warrants was $349,975, an increase of $183,312 over the $166,663 recorded at inception.  This increase of the fair value of the warrants was charged to the Statements of Operations as expenses to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Condensed Balance Sheet: Common Stock Warrants Liabilities.

NOTE 3 - SHAREHOLDERS’ EQUITY

The Company has 200,000,000 common shares authorized and 65,034,354 and 63,825,906 outstanding, as of March 31, 2007 and December 31, 2006, respectively.

During the three months ended March 31, 2007, the Company had the following common stock transactions;

1.

249,999 shares as a loan inducement to unrelated parties;

2.

1,152,000 shares due upon exercise of employee options;

3.

10,000 shares as part of employment termination agreements;

4.

retired 203,550 shares of common stock which had been repurchased on the open market.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV ONE.  These shares were subsequently issued during the three months ended March 31, 2006.  At March 31, 2007, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock.  This transaction has resulted in a lawsuit between the Company and Mercatus.  See Note 7, Litigation.

On December 29, 2005, we sold 5,000,000 additional shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV TWO.  These shares were subsequently issued during the three months ended March 31, 2006.  At March 31, 2007, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock.  This transaction has resulted in a lawsuit between the Company and Mercatus.  See Note 7, Litigation.

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

The Company issued stock options in 2004, 2005, 2006 and 2007.  As of March 31, 2007 and December 31, 2006, there were 4,150,000 vested and 1,050,000 stock options which vest at various times over the next two years.  The strike price for 650,000 options is $0.35; all other stock options have an exercise price of $0.01.

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

NOTE 3 - SHAREHOLDERS’ EQUITY (CONTINUED)

	Weighted Average Number Of Shares	Exercise Price
Outstanding at December 31, 2004	1,750,000	$0.01

2005
Granted	5,000	$0.01
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2005	1,755,000	$0.01

2006
Granted	-	$0.00
Exercised	-	$0.00
Cancelled	(1,505,000)	$0.01
Outstanding at December 31, 2006	250,000	$0.01

2007
Granted	-	$0.00
Exercised	(50,000)	$0.00
Cancelled	-	$0.00
Outstanding at March 31, 2007	200,000	$0.01

Options exercisable at March 31, 2007	200,000	$0.01
Options exercisable at December 31, 2006	250,000	$0.01

The following tables summarize information about fixed stock options outstanding and exercisable at March 31, 2007:

Stock Options Outstanding

Number of	Remaining	Weighted-
Shares	Contractual	Average
Outstanding	Life in Years	Exercise Price
200,000	3.25	$0.01
200,000	3.25	$0.01

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options is below the market price of the Company's common stock on the date of grant.

Also, the Company has granted selected executives and other key employees stock option awards, whose vesting is contingent continued employment. The exercise price of each option, which has a five-year life, is $.01 per share which was equal to the fair value price of the Company's common stock on the date of grants.  All options are fully vested.  A summary of the status of the Company's performance-based stock option plan as of March 31, 2007 and December 31, 2006, and changes during the periods ended on those dates is presented below:

NOTE 3 - SHAREHOLDERS’ EQUITY (CONTINUED)

	Weighted Average	Exercise
	Number of Shares	Price
Outstanding at December 31, 2004	950,000	$0.01
Granted	15,000	$0.01
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2005	965,000	$0.01
Granted	650,000	$0.35
Exercised	(309,000)	$0.01
Cancelled	(506,000)	$0.01
Outstanding at December 31, 2006	800,000	$0.29
Granted	-	$0.35
Exercised	-	$0.01
Cancelled	(150,000)	$0.35
Outstanding at March 31, 2007	650,000	$0.35

NOTE 4 - INCOME TAXES

Since the Company has not generated taxable income, no provision for income taxes has been provided.

Through March 31, 2007, the Company incurred net operating losses for federal tax purposes of approximately $36,600,000.  The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company’s total deferred tax asset is as follows:

March 31, 2007
Tax benefit of net operating loss carry-forward	$14,640,000
Valuation allowance	(14,640,000)
$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2007 and December 31, 2006
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

The valuation allowance increased by approximately $8,598,000 in the three months ended March 31, 2007.  Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Office Space Leases

The Company currently leases a small office facility on a month to month basis.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company owes an officer $218,643 and $216,143 for advances for operating expenses as of March 31, 2007 and December 31, 2006, respectively. There is no stated interest rate or other terms for these advances.

The SBA note was refinanced with a trust controlled by an officer. The note requires monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007.  The balance outstanding at March 31, 2007 and December 31, 2006 was $552,372.

The Company owes a shareholder $2,811,477 and $2,831,477 as of March 31, 2007 and December 31, 2006, respectively, under the terms of a promissory note dated August 3, 2004.  The Company has issued 15,000,000 shares of common stock in lieu of interest. Interest was calculated at approximately 10% over the term of the loan.

The shareholder noted above also agreed to provide collateral valued at $790,000 in connection with the $1,235,000 bank line of credit detailed above.  This collateral was utilized by the bank as partial repayment of the line of credit when the bank closed the loan and is the key cause of the increase in the amount owed to the shareholder.

NOTE 7 - LITIGATION

On February 27, 2006 Clear Channel Outdoor filed a complaint for approximately $230,000 for failing to pay a note when due.  The Company is currently in settlement negotiations with Clear Channel.

On August 7, 2006, the Company sued Mercatus & Partners, Ltd. (“Mercatus”) in the United Stated District Court for the Southern District of New York, alleging breach of contract, fraud and conversion, and seeking damages of $3,375,000 for breach of contract and conversion and damages of not less than $16,617,462 for fraud.  The Company entered into a stock purchase agreement with Mercatus, wherein the Company agreed to sell Mercatus 10 million shares (the “Stock”) of its common stock to Mercatus for a purchase price of $3,375,000.  The Company fulfilled its obligations by transferring the Stock to an escrow fund, but Mercatus neither paid the purchase price, nor ever intended to pay.  Mercatus’ fraud led the Company to incur other expenses and to suffer damages of not less than $16,617,462.  Mercatus has filed a motion to dismiss the fraud and conversion causes of action, which motion is currently pending before the Court.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis contains a comparison of the results of operations for the three months ended March 31, 2007 and the same period in 2006.  This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10K-SB for the year ended December 31, 2006.

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

OVERVIEW

We are engaged in the business of brewing, marketing, and selling malt beverage products to a national network of independent beer wholesalers.  Bootie Beer Corporation (“BBC” or the “Company”) test marketed its malt beverage products in 2004 and 2005.  The Company discontinued shipments of its beer products to wholesalers in 2006, until such time as the Company raises adequate capital to support an integrated Bootie Beer marketing and advertising campaign at the wholesale, retail and consumer level, The Company is considering a variety of financing alternatives.  The United States Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau has authorized the Company to brew and package malt beverage products at brewing facilities located in La Crosse, Wisconsin.  Additionally, the Company holds the appropriate state and local licenses necessary to ship its products to its wholesalers.

Effective July 27, 2005, we consummated a reverse merger with Bootie Beer Company (“Old BBC”), a private company, in accordance with a reverse merger exchange of stock agreement (the “Merger Agreement”) between Old BBC and the Company (formerly known as Jane Butel Corporation).  Under the terms of the Merger Agreement, the Old BBC shareholders received 49,753,480 shares of common stock of Jane Butel Corporation in exchange for all of the outstanding shares of Old BBC on a one-for-one basis.  The reverse merger was accounted for using the purchase method.  Accordingly, the merger of the two companies was recorded as a recapitalization with Jane Butel Corporation being treated as the continuing entity.  The historical financial statements presented are those of Old BBC.  On November 1, 2005, the Company changed its name to Bootie Beer Corporation, on April 27, 2007, the Company changes its name to TMT Capital Corporation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

Net Revenues

Net revenues for the three months ended March 31, 2007 and 2006 were $ 0.  As of the end of 2005, the Company had ceased distribution and production of its products and has been seeking capital to fund the restarting of its operations.

Costs of Goods Sold

Costs of goods sold for the three months ended March 31, 2007 were $2,421 compared to $14,854 for the three months ended March 31, 2006.  The decrease is due to the cessation of production of the Company’s products.  The costs incurred are related to our ending production activities.

Marketing, Distribution and Administrative Expenses

Marketing, Distribution and Administrative Expenses for the three months ended March 31, 2007 were $1,539,673 compared to $2,820,117 for the three months ended March 31, 2006.  The decrease was due to reduction in the number of employees and related option grants implemented in April 2006.

Other Income (Expense)

Other Income (Expense) for the three months ended March 31, 2007 were ($15,755,456) compared to ($106,939) for the three months ended March 31, 2006.  In the quarter ended March 31, 2007, there was a net increase of $13,649,987 in the fair value of common stock warrants and embedded derivative liabilities recorded as expense (non-cash item) compared to the fair values as of December 31, 2006.  Additionally, the Company issued debt instruments with warrants during the quarter ended March 31, 2007.  The value of these additional warrants increased from the date of grant by $1,488,311, which is recorded as an expense, but is a non-cash item.  Also, the Company has recorded $499,998 as interest expense (non-cash item) for stock issued as an inducement for the grant of a loan during the quarter ended March 31, 2007.

Net Loss

Net loss for the three months ended March 31, 2007 was ($17,297,550) compared to ($2,940,983) for the three months ended March 31, 2006.  The increase in the net loss primarily relates to the impact of the change in fair value of the embedded derivatives of various financing instruments issued from September 2006 through March 31, 2007, and is not a result of actual cash losses.

Basic and Diluted Loss per Share

Our basic and diluted loss per share for the three months ended March 31, 2007 was ($0.27) compared to ($0.05) for the three months ended March 31, 2006.  The increase in the net loss per share relates to the impact of the change in fair value of the embedded derivatives of various financing instruments issued from September 2006 through March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2007, our total current assets were $151,270 and our total current liabilities were $6,714,629.  Our Stockholder's Deficit at March 31, 2007 was ($28,725,020).

As of March 31, 2007, we had liabilities of $28,988,153, of which $19,949,944 relates to the change in value of various derivatives.  We make annual or semi-annual interest payments on the debt under our convertible notes, which are due in 2008.  Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations if we are unable to generate sufficient cash flow or obtain outside investments or funds for required payments, or if we fail to comply with covenants in our debt, we will be in default.

Financing Activities

Note Payable – February 2007

During February 2007, an unrelated party provided the Company with a loan of $100,000.  This loan has no set repayment date, but does require the Company to repay the lender with proceeds from the Company’s S-8 offering to overseas investors.  As compensation for this advance, the Company agreed to give the lender warrants to purchase 1,000,000 shares of the Company’s common stock at $0.001 per share, exercisable over a five year period.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $1.90, an interest rate of 4.67% and a volatility of 356%.  The relative fair value of the warrants at inception was $95,000 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over ten months and charged as interest expense using the straight line method.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. On March 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 1,000,000 warrants at market price of common stock on the date of measurement of $1.40 per share, exercise price of $0.001, a risk-free interest rate of 4.54%, expected volatility of 357% and expected life of 5.0 years. The fair value of the warrants was $1,399.998, an increase of $1,304,998 over the $95,000 recorded at inception. This increase of the fair value of the warrants was charged to the Statements of Operations as expenses to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – March 2007

During March 2007, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) one (1) share of common stock for each dollar provided by the loan and (B) a warrant to purchase a number of shares of the Company’s common stock equal to the dollar value provided by the loans, with a per share exercise price of $2.00 and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $2.00, an interest rate of 4.43% and a volatility of 357%.  The relative fair value of the warrants at inception was $166,663 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. On March 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 249,999 warrants at market price of common stock on the date of measurement of $1.40 per share, exercise price of $2.00, a risk-free interest rate of 4.54%, expected volatility of 357% and expected life of 5.0 years. The fair value of the warrants was $349,975, an increase of $183,312 over the $166,663 recorded at inception. This increase of the fair value of the warrants was charged to the Statements of Operations as expenses to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Condensed Balance Sheet: Common Stock Warrants Liabilities.

Inflation

We do not believe that inflation has had or is likely to have any significant impact on our operations.

Capital Commitments

We have an employment agreement with our Chairman and Interim Chief Financial Officer, Tania M. Torruella, for a monthly salary of $10,000.  The agreement was signed on September 1, 2005.  Ms. Torruella has agreed to take compensation of $7,500 per month since July 1, 2005.  The Board of Directors and Ms. Torruella have agreed that the agreement signed September 1, 2005 will be in full force with the exception of the monthly compensation until further notice.

Subsidiary

As of March 31, 2007, we had one wholly-owned subsidiary, Bootie Holdings Corporation.

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

PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

NIR Matter

On February 9, 2007, the Small Business Issuer received notice of a legal action commenced against it by certain purchasers (the “Noteholders”) of convertible notes (the “Notes) which were purchased in September, 2006.  The Noteholders allege that the Small Business Issuer is in default because the Small Business Issuer has not yet had declared effective a certain registration statement (the “Registration Statement”) covering the resale of common stock underlying the Notes.  The Small Business Issuer’s Board of Directors has received substantial comments from the Securities and Exchange Commission’s Division of Corporation Finance on the Registration Statement, including comments regarding the large number of shares of common stock to be issued, with the result that the Noteholders would control a substantial percentage of the Small Business Issuer’s public float.  Given the number and serious nature of the comments, the Small Business Issuer’s Board of Directors has serious doubts that the Registration Statement could be declared effective, which is beyond the Small Business Issuer’s control.  The Small Business Issuer intends to vigorously defend itself in this action.  The Noteholders have attempted to prevent the Small Business Issuer from seeking alternative financing.  It is our position that the Noteholders cannot unreasonably deny the Small Business Issuer the ability to sustain operations, especially when there is an event over which the Small Business Issuer has no control.  We believe the Noteholders are not entitled to recovery and we are immediately withdrawing the registration statement and filing counterclaims for damages caused by their actions.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  Applicable.

ITEM  5.  OTHER  INFORMATION

Subsequent Event

On April 17, 2007, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company to “TMT Capital Corporation.”  This amendment was approved by majority written consent of stockholders and the amendment was filed with the State of Florida.  We are awaiting official confirmation of the filing from the Secretary of State of the State of Florida.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Reports on Form 8-K.

Not Applicable

(b)   Exhibits.

Exhibit 5.1	consent of Jaspers + Hall, P.C.
Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2007		BOOTIE BEER CORPORATION

	By:	/s/ Tania M. Torruella
Tania M. Torruella
Chief Executive Officer and Director