Form 10QSB
period 2007-06-30
TMT CAPITAL CORP
filed 2007-08-10
CIK 1204853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[  X ]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2007

[    ]    TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

Commission file number  000-50104

TMT CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Florida	85-0412495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1890 Kentucky Avenue, Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

(407) 622-5999
(Issuer’s telephone number)

BOOTIE BEER CORPORATION
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]    No  [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 73,030,901.shares of common stock were outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  [     ]   No [  X  ]

TMT CAPITAL CORPORATION

FORM 10-QSB

TMT CAPITAL CORPORATION

Consolidated Balance Sheet

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	8,908	21,773
Accounts receivable	-	-
Inventory	-	-
Prepaid Expenses	17,700	17,500
Other Current Assets	3,314	3,314
Total Current Assets	29,922	42,587
Fixed Assets:
Brewery Equipment	45,119	45,119
Tradeshow Booths	28,447	28,447
Printing Plates	2,963	2,963
Less accumulated depreciation	(30,350)	(23,986)
Total property and equipment, net	46,179	52,543
Other Assets:
Capitalized Finance Costs (net)	25,278	31,772
Total other assets	25,278	31,772
Total Assets	101,379	126,902
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	2,597,812	2,510,756
Short term notes payable	563,222	300,000
Short term notes payable - vendors	119,751	146,723
Convertible debt - current portion	875,452	--
Advances from Officer	218,643	216,143
Current Portion of Note Payable - Officer	552,372	552,372
Note Payable - Shareholder	2,811,477	2,831,477
Total current liabilities	7,738,729	6,557,471
Long term Liabilities:
2006 6% convertible debenture and fair value
of embedded derivative	1,324,309	1,305,197
Common stock warrant liability	5,350,983	4,549,984
Notes payable - related parties	169,851	135,292
Convertible debt, net of discount	-	875,453
Total long term liabilities	6,845,143	6,865,926
Total Liabilities	14,583,872	13,423,397

TMT CAPITAL CORPORATION

Consolidated Balance Sheet

 (continued Consolidated Balance Sheet)

STOCKHOLDER'S DEFICIT
Preferred A, 5,000,000 authorized shares, $.001 par value,1,000,000 and 0 shares issued and outstanding	1,000	-
Common Stock, 200,000,000 authorized shares, $.001 par value, 72,265,798 and 63,825,906 shares issued and outstanding	72,266	63,826
Treasury Stock	(11)	(161)
Shares to be issued	1,199	1,300
Additional paid in capital	14,523,235	9,357,802
Stock dividends	(2,522,682)	-
Subscriptions receivable	(3,375,000)	(3,375,000)
Accumulated Deficit	(23,182,500)	(19,344,262)
Total Stockholder's Deficit	(14,482,493)	(13,296,495)
Total Liabilities and Stockholder's Deficit	101,379	126,902

See accompanying notes to the consolidated financial statements

TMT CAPITAL CORPORATION

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Revenues, less returns and allowances	-	-	-	-
Sales returns	-	26,615	-	55,396
Cost of Sales	-	194,818	2,421	179,964
Gross profit (loss)	-	(221,433)	(2,421)	(235,360)
Marketing, distribution and
administrative expenses	721,852	459,386	2,261,524	3,313,857
Net loss from operations	(721,852)	(680,819)	(2,263,945)	(3,549,217)
OTHER INCOME AND EXPENSES
Net change in fair value of embedded derivative	14,704,927	-	(433,371)	-
Interest income	327	2,031	30,445	5,406
Interest expense	(524,101)	(97,802)	(1,171,367)	(173,762)
Total other income (expense)	14,181,153	(95,771)	(1,574,294)	(168,356)
Net Profit/(Loss) before taxes	13,459,301	(776,590)	(3,838,239)	(3,717,573)
Provision for Income Tax	-		-
Net income (loss)	13,459,301	(776,590)	(3,838,239)	(3,717,573)
Basic and diluted income/(loss) per common share	$ 0.20	$ (0.01)	$ (0.06)	$ (0.06)
Weighted average number of common shares used
in basic and diluted calculations	66,638,050	64,267,944	65,568,815	63,527,301

See accompanying notes to the consolidated financial statements.

TMT CAPITAL CORPORATION

Statement of Shareholder’s Equity

	Common Stock			Preferred		Shares	Shares	Additional
	Shares	Par at	Treasury	Series A	Par at	to be	to be	Paid in	Subscriptions		Accumulated
Memo	Issued	0.001	Stock	Shares Issued	0.001	Returned	Issued	Capital	Receivable	Dividends	Deficit	Total

Balance at 12/31/05	52,500,031	52,500		-	-	-	11,200	9,410,091	(3,375,000)	-	(12,738,900)	(6,640,109)
Employee Options Granted & Exercised	3,214,000	3,214		-	-	-	100	802,455	-	-	-	805,769
Sale of Common Stock	10,000,000	10,000		-	-	-	(10,000)	-	-		-	-
Issued for Interest	6,536	7		-	-	-	-	2,493	-		-	2,500
Issued in Error	35,715	36		-	-	(36)					-	-
Issued for Prepaid Services	263,587	263		-	-	-	-	49,737	-			50,000
Issued upon Conversion of Notes Payable	286,786	287		-	-	-	-	59,328	-		-	59,615
Repurchase of Stock	-	-	(161)	-	-	-	-	(50,868)	-		-	(51,029)
Return of Stock from litigation	(2,480,750)	(2,481)			-			(915,398)			-	(917,879)
Net Loss	-	-		-	-	-	-	-	-	-	(6,605,362)	(6,605,362)
Balance at 12/31/06	63,825,905	63,826	(161)	-	-	(36)	1,300	9,357,838	(3,375,000)	-	(19,344,262)	(13,296,495)
Issued for Employee Compensation	1,162,000	1,162	-	-	-	-	(101)	12,289	-		-	13,350
Stock issued as inducement for loan	249,999	250	-	-	-	-	-	499,748	-		-	499,998
Vesting of Employee Options								1,375,000				1,375,000
Repurchase of Stock	-	-	(50)	-	-	-	-	(19,274)	-		-	(19,324)
Retirement of Stock	(203,550)	(204)	204		-			-				-
Net Loss											(17,297,540)	(17,297,540)
Balance at 3/31/07	65,034,354	65,034	(7)	-	-	(36)	1,199	11,225,601	(3,375,000)	-	(36,641,802)	(28,725,011)
Issued for sales of common stock	411,200	411			-			37,472				37,883
Repurchase of stock			(4)					(3,864)			-	(3,868)
Stock issued as inducement for loan	600,000	600			-			179,400			-	180,000
Stock dividends declared	5,605,959	5,607			-			2,517,075		(2,522,682)	-	-
Retirement of Stock	(35,715)	(36)		-	-	36						443,200
Stock issued for finder fees	650,000	650			-			442,550				-
Preferred stock issued as compensation	-	-		1,000,000	1,000			-				1,000
Vesting of Options								125,002			-	125,002
Net Income or (Loss)											13,459,301	13,459,301
	72,265,798	72,266	(11)	1,000,000	1,000	-	1,199	14,523,235	(3,375,000)	(2,522,682)	(23,182,501)	(14,482,493)

See accompanying notes to the consolidated financial statements.

TMT CAPITAL CORPORATION

Statement of Cash Flows

	For the six months ended June 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (3,838,239)	$ (3,717,573)
Changes in operating assets and liabilities:
Depreciation	6,364	12,261
Amortization of debt discount	235,549	9,220
Amortization of debt acquisition costs	43,994	-
Loss due to change in fair value of embedded derivatives	433,371	-
Shares issued as inducement for loans	679,998	-
Option vesting per FAS 123R	1,500,000	2,223,938
Shares issued for services	456,550	-
Preferred shares issued as compensation	1,000	-
(Increase)/Decrease in accounts receivable	-	104,026
(Increase)/Decrease in inventory	-	139,237
(Increase)/Decrease in prepaid expenses	(200)	(7,088)
(Increase)/Decrease in investments	-	201,986
Increase/(Decrease) in accounts payable and accrued expenses	145,052	755,375
Increase/(Decrease) in payroll taxes payable	-	142,067
Net cash used in operating activities	(336,560)	(136,551)
CASH FLOW FROM INVESTING ACTIVITIES
Cash received for sale of assets	-	-
Capital expenditures	-	-
Net cash provided by (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank debt	-	(1,235,000)
Proceeds from short term notes	653,477	319,483
Repayment of short term notes	(300,000)	-
Advances from officer	-	236,426
Payments on advances from officer	50,730	-
Proceeds from sale of common stock	37,883	-
Proceeds from note payable - shareholder	-	855,803
Repurchase of common stock	(23,192)	-
Principal payments on debt	(95,203)	(59,116)
Net cash provided by (used in) financing activities	323,695	117,596
Net Increase (Decrease) in cash	(12,865)	(18,955)
Cash Balance, beginning of period	21,773	19,497
Cash Balance, end of period	$ 8,908	$ 542
Supplemental Disclosures
Cash paid for interest	$ 7,644	$ 27,338
Non-cash transactions:
Shares issued for interest	$ 679,998	$ 2,500
Shares issued for employment services	$ -	$ 2,223,938
Shares issued for services	$ 456,550	$ -

See accompanying notes to the consolidated financial statements.

TMT CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

TMT Capital Corporation (formerly known as Bootie Beer Corporation) (the “Company”) is the holding company for multiple lines of business.  As of the date of this report, the Company has three wholly owned subsidiaries: Bootie Beer Company; Blue Tropic Development Corporation; and First Call Wireless Corporation.  The Company’s goals are to continue to develop its beer business, through its Bootie Beer Company subsidiary, to enter into the real estate development business through its Blue Tropic Development Corporation subsidiary and to acquire, develop and market existing wireless telephone technology through its First Call Wireless Corporation subsidiary.

Bootie  Beer  Company  (“Bootie”) is  engaged  in  the  business of brewing, marketing, and  selling  malt  beverage  products  to  a  national  network  of independent beer wholesalers.  The Company's products are Bootie Beer and Bootie Light.  The United States Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau has authorized the Company to brew and package malt beverage products at brewing facilities located in La Crosse, Wisconsin.  Additionally, Bootie holds the appropriate state and local licenses necessary to ship its products to its wholesalers.  Bootie was incorporated in the state of Florida in October 2001 as Bootie Brewing Company and registered as a Wisconsin Foreign Corporation in 2003.  Bootie’s name was changed to Bootie Beer Company in July 2003. As result to the reverse merger and Bootie Beer Company’s name was changed to Bootie Holdings Corporation in November 2005,  Bootie Holdings Corporation changed its name back to Bootie Beer Company in May 2007.

Blue Tropic Development Corporation (“Blue Tropic”) was formed in 2007 for the purpose of providing a business vehicle for the Company to enter the real estate market.  Currently, Blue Tropic is considering investments in real estate in the Central Florida region, focusing on oceanfront property for condominium development and multi-family properties in the major cities of Central Florida.  As of the date of this report, Blue Tropic does not yet own any properties.

First Call Wireless Corporation (“First Call”) was formed in 2007 for the purpose of providing a business vehicle for the Company to enter the wireless telecommunications market.  First Call has recently partnered with World Wide Wireless LLC, a private company, with new patent pending technology for voice over internet protocol (VOIP) telecommunications services.  This technology can enable their customers to communicate internationally at a significant discount to other carriers.  We intend that First Call products and services will include pre-paid calling cards, cellular phones, debit cards and IPTV as well as VOIP.  Our proposed marketing campaign will target multiple demographics, and we intend to launch a variety of limited edition communication cards, using the branded “First Call” limited edition calling cards and other branded themed cards.

Effective July 27, 2005, the shareholders of the Company consummated a reverse merger stock exchange agreement with Jane Butel Corporation, a publicly held company.  Under the terms of the agreement, the Company's shareholders received 49,753,480 shares of common stock of Jane Butel Corporation in exchange for all of the outstanding shares of Bootie Beer Company on a one-for-one basis.  The reverse merger was accounted for using the purchase method.  Accordingly, the merger of the two companies was recorded as a recapitalization with Bootie Beer Corporation being treated as the continuing entity.  The historical financial statements presented are those of the Company and subsidiaries.

Bootie Beer Company, operating as a public company, and a beer operating company, chose to form a new corporation, Bootie Holdings Corporation, where it moved the beer operating business and conducted its beer operations.  Also, on November 1, 2005 the remaining public company, changed its name to Bootie Beer Corporation   Bootie Beer Corporation became the public company, and Bootie Holdings Corporation became the beer operating company, as a wholly owned subsidiary. On April 27, 2007, Bootie Beer Corporation changed its name to TMT Capital Corporation . On May 8, 2007 the subsidiary Bootie Holdings Corporation changed its name back to Bootie Beer Company.  The historical financial statements presented are those of Bootie Beer Company, the subsidiary, and of the new TMT Capital Corporation.

Going Concern

TMT Capital Corporation’s unaudited financial statements for the six months ended June 30, 2007, reflect a net loss of ($3,838,239) and negative cash flows from operations of $(336,559).  These results reflect the Company’s need to acquire sufficient sources of capital and business model objectives to meet our working capital needs.  We have raised capital by issuing convertible debentures, obtaining loans from shareholders and officers, and selling additional shares of common stock.  We anticipate the proceeds from the sale of the shares of common stock, which have yet to be collected, will provide us with our necessary cash flow needs to meet our obligations and to fund our subsidiaries operations for the foreseeable future. The primary objective of the Company business model is to develop a diversified set of subsidiaries in multiple industries including wireless communications, real estate, and malt beverage and/or alcohol related.  Therefore, the Company seeks investment capital to fund operations to aid in the pursuit and development of each of its subsidiary strategies.

The Bootie Beer Company subsidiary realized the most significant expenditure items resulting from research, market development and advertising.  The Company tested some of the marketing strategies for Bootie Beer brands in Florida in 2004 and early 2005.  After concluding the test in Florida we tested the strategies in. Washington, Oregon, Montana, Idaho and Massachusetts.  We believe the sales results in the North West and in Massachusetts were lower than in Florida resulting from lower investment and marketing capital available for Bootie Beer Company .  The Company will continue to seek investment capital and revisit these territories and new territories with new brand development strategies.

TMT Capital Corporation finances its operations predominantly through investment capital.

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

Accounts Receivable

 Bootie Beer Company subsidiary grants credit to customers within the United States of America and retains a collateral position in the goods according to the terms of the sales contracts.  This subsidiary’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by this subsidiary.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes is sufficient.  At June 30, 2007 and December 31, 2006, accounts receivable were recorded at their net realizable value.  Historically, this subsidiary’s bad debt write-offs related to these trade accounts receivable have been insignificant.

Inventories

Bootie Beer Company  subsidiary inventories, which consist principally of raw materials (including bottling products) and finished goods, are stated at lower of cost (weighted average), or market, which is determined on the specific-identification method.

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

Segment Information

The Company currently operates in three business segments.  As of June 30, 2007, no significant activity has occurred outside of the Bootie Beer Company line of business.

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

Net Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding.  For all periods, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses.  At June 30, 2007 and December 31, 2006 there were vested options outstanding to purchase 2,150,000 and 900,000 common shares, respectively, which may dilute future earnings per share.  At June 30, 2007 and December 31, 2006 there were non-vested options outstanding to purchase 2,000,000 and 150,000, respectively, common shares which may dilute future earnings per share.  Additionally, warrants to purchase 14,849,999 shares of common stock which may dilute future earnings per share remained outstanding with various investors.

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

Concentrations

 Bootie Beer Company subsidiary is a brewer of premium beers.  This subsidiary’s success is largely dependent on its ability to gauge the tastes of its customers and to provide merchandise and a marketing plan that creates customer demand.  This subsidiary’s failure to anticipate, identify, or react to changes in trends could adversely affect its results of operations.

Currently, this subsidiary is dependent on the use of one third-party brewing facility for brewing its beer.  We believe that its relationship with its brewer is satisfactory but is exploring the use of multiple brewing facilities.

NOTE 2 - FINANCING ARRANGEMENTS

Bank Line of Credit

On January 5, 2006, the Bootie Beer Company, subsidiary established a credit line with a bank with a credit limit of $1,235,000.  The bank line of credit was secured to $790,000 by a shareholder’s certain assets.  The Subsidiary awarded Steve Stans 1,000,000 shares of the common stock on September 13, 2005 as an inducement to provide financing and the collateral of $790,000.  Interest expense of $810,000 was recorded as of December 15, 2005 to reflect the issuance of these shares.  Accrued interest payable related to this bank line of credit was $0 and $3,733 as of September 30, 2006 and December 31, 2005, respectively.  On May 26, 2006, the bank closed the credit line and demanded payment of $1,235,000 plus outstanding interest and fees. The Company did not have the available cash so the bank utilized all of the assigned collateral to pay off the principal amount of the loan including the collateral cash deposit of a shareholder.  The amount collected from the shareholder is now reflected as a Note Payable – Shareholder.

Advances from Officer

An officer of the Company has advanced funds Bootie Beer Company, subsidiary  over time for payment of operating expenses.  There are no formal repayment arrangement and a stated interest rate of 10% annual on these funds.  The balance due to an officer which remained outstanding at June 30, 2007 and December 31, 2006 was $218,643 and 216,143, respectively.

Short-term Notes Payable - Vendors

In 2005,  the Bootie  Beer Company, subsidiary entered into agreements with various suppliers to sign promissory notes to pay off remaining account payable balances.  The terms of the notes generally are 10% interest, with the balance in full due on demand.  The balance outstanding at June 30, 2007 and December 31, 2006 was $119,751 and 146,723, respectively.  Payments in full on all short-term notes payable are expected to be made once the Subsidiary secures additional financing in 2007.

Note Payable - Officer

The Bootie Beer Company, subsidiary has note payable to an officer required monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007.  The balance outstanding at June 30, 2007 and December 31, 2006 was $552,372.

Note Payable – Shareholder

A shareholder has made loans to the Bootie Beer Company Subsidiary to provide cash for continuing operations.  The Promissory Note dated August 3, 2004 made available $2,000,000 to the Subsidiary and stated that the principal balance is to be repaid on December 15, 2005.  The Subsidiary has issued 14,000,000 shares of common stock in lieu of interest.  Interest was calculated at approximately 6% over the term of the loan.  On May 26, 2006, when the bank line of credit was closed, the bank utilized the $790,000, which was provided as security on the loan by the shareholder as partial repayment.  The Subsidiary and the shareholder have not yet agreed on the key terms regarding this amount.  The note payable – shareholder balance outstanding at June 30, 2007 and December 31, 2006 was $2,811,477 and 2,831,477, respectively.

Note Payable - Auto Loan

The Bootie Beer Company Subsidiary financed a company automobile in September 2003 with a 60-month loan at an interest rate of 6.49% per year.  Monthly interest and principal payments were $984.  During 2006, the subsidiary sold the auto to an officer and transferred the remaining liability to the officer.

Convertible Debentures

On June 6, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion.  The debenture is only convertible at 1/12th of the Face Amount after twelve months from the issuance date.  The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  The debentures are payable on June 6, 2008.  The balance of this debenture as of June 30, 2007 is $710,000.

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, an individual.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion.  The debenture is only convertible at 1/24th of the Face Amount after twelve months from the issuance date.  The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  The debentures are payable on June 10, 2008.  The balance of this debenture as of June 30, 2007 is $165,452.

Dutchess Loans

From June 2005 through November 2005, the Bootie Beer Company  issued convertible debentures to Dutchess Private Equities Fund, II, LP.  These debentures totaled $553,300 and were issued at a combined discount of $55,000.  Related to these debentures, the Company also issued 2,493,750 shares of common stock to Michael Novielli as compensation for acquiring these loans.

In July 2006, Dutchess Capital Management, LLC. and Michael Novielli demanded arbitration for the alleged breach by us of our obligations under five debentures with an aggregate face value of $553,200 issued to Dutchess from June through November 2005, and the alleged breach of our obligations under the terms of a consulting agreement with Mr. Novielli (Dutchess Private Equities Fund, II LP and Michael Novielli v. Bootie Beer Company, AAA Case No. 11-180-Y-01001-06). We asserted various counterclaims.  In November 2006, all matters between us, Dutchess and Mr. Novielli were resolved. The resolution reduces the aggregate face value of the Dutchess debt, plus any accrued interest to $500,000 and requires Mr. Novielli to return 2,480,750 shares of the Company’s common stock which had previously been issued to him.  As part of the settlement, the Company paid Dutchess $200,000 of the $500,000 with funds received from the second tranche of 6% convertible debt, and agreed to pay Dutchess $300,000 of the $700,000 with funds to be received from the third tranche of the 6% Convertible Debenture, which have not been received.  The balance outstanding as of June 30, 2007 and December 31, 2006 was $300,000.

2006 6% Convertible Debenture

On September 20, 2006 Bootie Beer Corporation, the parent company  entered into a Securities Purchase Agreement (SPA) with a number of investors for the sale of, in the aggregate, $2,000,000 of convertible debentures and 20,000,000 warrants to purchase the Company’s common stock.  Related to this SPA, on September 20, 2006 and November 09, 2006, we received cash and issued convertible debentures of $700,000 and $600,000, respectively, to various investors.  Each debenture matures three years after the date of execution.  The holder of the convertible debenture can convert the face value of the convertible debentures plus accrued interest into shares of our common stock at a variable price equal to the lesser of $0.082 per share or 50%-60% of the lowest three trading prices for the stock during the twenty trading days prior to the issuance of the conversion notice.  The convertible debentures shall pay 6% interest, payable in cash or common stock, when the debenture is converted or becomes due.  The holder of the debenture also receives a warrant to purchase ten (10) shares of the Company’s common stock for each dollar invested in the debenture offering, 7,000,000 warrants on September 20, 2006 and 6,000,000 warrants on November 9, 2006.  All of the warrants have an exercise price of $0.20 per share and have a term of seven years from the date of issuance.

The Company paid The National Investment Resources, LLC (NIR) a brokerage fee of $35,000.  The amount paid to NIR in connection with the Debentures was capitalized and will be charged to interest expense over the three-year term of the Debentures on a straight line basis as this approximates the effective interest method.  The amount of this capitalized debt acquisition cost charged as interest during the quarter ended June 30, 2007 was $3,890.  The net proceeds after deducting these brokerage fees, and other expenses, were utilized for working capital.

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

The Company is required to measure the fair value of the warrants and the embedded conversion feature to be calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture.  The fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of sale of $0.11 and $0.09 per share, respectively, exercise price of $0.20, risk-free interest rate of 4.95% and 4.63% respectively, expected volatility of 300-315% and expected life of seven years.  The relative fair value of the warrants totaled $642,326 and was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.  The portion of the relative fair value of the warrants charged to interest expense, using the effective interest method, for the quarter ended June 30, 2007 was $5,703.

The fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes valuation model with the following assumptions: (i) the market price of the common stock on the date of sale of $0.11 and $0.09 per share, respectively, (ii) the conversion equal to 50% of the market price, (iii) the risk free interest rate of 4.95% and 4.63% respectively (iv) expected volatility of 300% - 315% and (v) expected life of three years.  The relative fair value of the embedded conversion feature of $657,673 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.  The portion of the fair value of the embedded conversion feature charged to interest expense, using the effective interest method, for the quarter ended June 30, 2007 was $5,772.

September 2006 Issuances

Convertible Secured Debentures due September 20, 2009: 6% per annum	$700,000
Common Stock Warrant liability	$(366,657)
Embedded derivative liability	$(333,343)
Convertible Debenture as the date of sale	$-
Amortization of discount on warrants & embedded feature as of June 30, 2007	$14,793
Conversion of debentures through June 30, 2007, 2006	$-
Convertible Secured Debenture Liability as of June 30, 2006	$14,793
Embedded Derivative Liability	700,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$714,793

November 2006 Issuances

Convertible Secured Debentures due November 09, 2009: 6% per annum	$600,000
Common Stock Warrant liability	$(275,669)
Embedded derivative liability	$(324,331)
Convertible Debenture as the date of sale	$-
Amortization of discount on warrants & embedded feature as of December 31, 2006	$9,516
Conversion of debentures through December 31, 2006	$-
Convertible Secured Debenture Liability as of December 31, 2006	$9,516
Embedded Derivative Liability	600,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$609,516

Total – 2006 Convertible Secured Debentures

Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$1,324,309

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

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On June 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of measurement of $0.36 per share, exercise price of $0.20, a risk-free interest rate of 5.61%, expected volatility of 385% and expected life of 6.25 years.  The fair value of the warrants was $4,679,989 at June 30, 2007, a decrease of $13,519,984 from the $18,199,972 recorded as of March 31,, 2007.  This decrease of the fair value of the warrants was credited to the Statements of Operations as a reduction to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Likewise the Company is also required to measure the fair value of the embedded conversion feature allocated to the Debentures liability based upon the Black-Scholes valuation model on the date of each reporting period.  On June 30, 2007 the fair value of this feature was based on the following assumptions: (i) the market price of the common stock on the date of measurement of $0.30 per share and (ii) the conversion price of 50% of the market price.  The fair value of the embedded conversion feature was $1,300,000, no increase over the $1,300,000 recorded at March 31, 2007 or an increase of $0 over the $1,300,000.  Any change to the fair value of the embedded conversion feature was charged to the Consolidated Statements of Operations expensed as Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and was credited to the Embedded Derivative Liability.

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

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On June 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 1,000,000 warrants at market price of common stock on the date of measurement of $0.36 per share, exercise price of $0.001, a risk-free interest rate of 4.92%, expected volatility of 385% and expected life of 4.75 years.  The fair value of the warrants as of June 30, 2007 was $360,000, a decrease of $944,999 over the $1,304,998 recorded at March 31, 2007.  This decrease of the fair value of the warrants was credited to the Statements of Operations as a reduction to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

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

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On June 20, 2007, the loan was repaid in its entirety, including accrued interest.  As a result, the fair value of the warrant liability on March 31, 2007 of 349,975 was eliminated.  This elimination of the fair value of the warrants was credited to the Statements of Operations as a reduction in expenses to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – June 2007

During June 2007, two parties related to CEO entered into an agreement to loan the Company $257,644 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 600,000 shares of common stock and (B) a total of 600,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.30 (market price on the date of the loan) and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.30, an interest rate of 5.05% and a volatility of 385%.  The relative fair value of the warrants at inception was $105,966 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On June 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 600,000 warrants at market price of common stock on the date of measurement of $0.36 per share, exercise price of $0.30, a risk-free interest rate of 4.92%, expected volatility of 385% and expected life of 5.0 years.  The fair value of the warrants was $215,997 as of June 30, 2007, an increase of $110,031 over the $105,966 recorded at inception.  This increase of the fair value of the warrants was charged to the Statements of Operations as expenses to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Condensed Balance Sheet: Common Stock Warrants Liabilities.

NOTE 3 - SHAREHOLDERS’ EQUITY

Preferred Stock, Series A

The Company has 5,000,000 preferred shares authorized, par value of $.001, and 1,000,000 and 0 shares outstanding as June 30, 2007 and December 31, 2006, respectively.

During the three months ended June 30, 2007, the Company had one preferred stock transaction – the Company granted 1,000,000 shares of Preferred A stock to the CEO of the company as compensation for deferring her payroll.

Common Stock

The  Company has 200,000,000 common shares authorized and 72,265,798 and 63,825,906 outstanding, as of June 30, 2007 and December 31, 2006, respectively.

During the three months ended June 30, 2007, the Company had the following common stock transactions;

1.

600,000 shares as a loan inducement to two related parties to CEO, valued at $180,000;

2.

411,200 shares were issued for $37,883 cash received in private transactions;

3.

5,605,959 shares as a stock dividend;

4.

Retired 35,715 shares of common stock which had been issued in error;

5.

250,000 shares were issued as a finder’s fee in capital raising transaction valued at $163,300;

6.

400,000 shares total were issued as a finder’s fee in capital raising transaction valued at $289,000.

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

	Number Of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,750,000	$0.01
2005
Granted	5,000	$0.01
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2005	1,755,000	$0.01
2006
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	(1,505,000)	$0.01
Outstanding at December 31, 2006	250,000	$0.01
2007
Granted	4,500,000	$0.00
Exercised	(1,050,000)	$0.00
Cancelled	0	$0.00
Outstanding at June 30, 2007	3,700,000	$0.00

Options exercisable at June 30, 2007	3,700,000	$0.01
Options exercisable at December 31, 2006	250,000	$0.01

The following tables summarize information about fixed stock options outstanding and exercisable at June 30, 2007:

Stock Options Outstanding

Number of Options Outstanding	Remaining Contractual Life in Years	Weighted-Average Exercise Price
3,700,000	4.5	$0.001
3,700,000	4.5	$0.001

Stock Options Exercisable

Number of Options Exercisable	Remaining Contractual Life in Years	Weighted-Average Exercise Price
1,700,000	4.3	$0.002
1,700,000	4.3	$0.002

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options is below the market price of the Company's common stock on the date of grant.

Also, the Company has granted selected executives and other key employees stock option awards, whose vesting is contingent continued employment. The exercise price of each option, which has a five-year life, is $.01 per share which was equal to the fair value price of the Company's common stock on the date of grants.  All options are fully vested.  A summary of the status of the Company's performance-based stock option plan as of June 30, 2007 and December 31, 2006, and changes during the periods ended on those dates is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	950,000	$0.01
Granted	15,000	$0.01
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2005	965,000	$0.01
Granted	650,000	$0.35
Exercised	(309,000)	$0.01
Cancelled	(506,000)	$0.01
Outstanding at December 31, 2006	800,000	$0.29
Granted	0	$0.35
Exercised	0	$0.01
Cancelled	(150,000)	$0.35
Outstanding at June 30, 2007	650,000	$0.35

NOTE 4 - INCOME TAXES

Since the Company has not generated taxable income, no provision for income taxes has been provided.

Through June 30, 2007, the Company incurred net operating losses for federal tax purposes of approximately $23,300,000.  The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company’s total deferred tax asset is as follows:

June 30, 2007
Tax benefit of net operating loss carry-forward	$9,320,000
Valuation allowance	(9,320,000)
$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2007	December 31, 2006
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

The valuation allowance decreased by $5,320,000 in the three months ended June 30, 2007.  Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE 5 - COMMITMENTS AND CONTIGENCIES

Office Space Leases

The Company currently leases a small office facility on a month to month basis.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Bootie Beer Company, subsidiary owes an officer $218,643 and $216,143 for advances for operating expenses as of June 30, 2007 and December 31, 2006, respectively. There is no stated interest rate or other terms for these advances.

The Bootie Beer Company, subsidiary, SBA note was refinanced with a trust controlled by an officer. The note requires monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007.  The balance outstanding at June 30, 2007 and December 31, 2006 was  $552,372.

The Bootie Beer Company subsidiary owes a shareholder $2,811,477 and $2,831,477 as of June 30, 2007 and December 31, 2006, respectively, under the terms of a promissory note dated August 3, 2004.  The Company has issued 15,000,000 shares of common stock in lieu of interest. Interest was calculated at approximately 10% over the term of the loan.

During June 2007, two parties related to the CEO entered into an agreement to loan the Company $257,644 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 600,000 shares of common stock and (B) a total of 600,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.30 (market price on the date of the loan) and exercisable for five years from the date of the loan.

NOTE 7 - LITIGATION

TMT CAPITAL CORPORATION LITIGATION

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

Mercatus Matter

On August 7, 2006, we filed a complaint in U.S. District Court for the Southern District of New York against Mercatus & Partners, Limited (Bootie Beer Corporation v. Mercatus & Partners, Limited, 06 CV 5983). This case arose as a result from a securities purchase agreement that we entered into with that entity on or about December 29, 2005. Under the terms of that agreement, we issued 10,000,000 shares of our common stock in consideration for the payment of in cash of $3,375,000. We are seeking damages as a result of breach of contract and fraud as a result of Mercatus’ failure to pay the amount agreed to under the terms of the agreement.  We sued for damages in excess of $20 million. On June 26, 2007, TMT Capital Corporation, f/k/a Bootie Beer Corporation, issued a press release announcing that, on June 21, 2007, TMT Capital Corporation was granted a temporary pre-judgment attachment of $19,992,462 against Mercatus & Partners Limited as a result of an ongoing lawsuit filed in August 2006 and being litigated in the United States District Court for the Southern District of New York.

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

TMT CAPITAL CORPORATION & BOOTIE BEER COMPANY SUBSIDIARY LITIGATION

The Alison Group

On October 18, 2006 The Alison Group  filed a complaint for approximately $40,232 for failing to services rendered when due. On December 21, 2006 The Alison Group received a Judgment against the Bootie Beer Company for $49,441.

Tennant Printing

On June 28, 2006 Tennant Printing  filed a complaint for approximately $8,885 for failing to pay for printing services when due. On December 12, 2006 Tennant Printing received a Judgment against Bootie Beer Company.

SUBSIDIARY, BOOTIE BEER COMPANY LITIGATION

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

Dutchess Matter

In July 2006, Dutchess Capital Management, LLC. and Michael Novielli demanded arbitration for the alleged breach by us of our obligations under five debentures with an aggregate face value of $553,200 issued to Dutchess from June through November 2005, and the alleged breach of our obligations under the terms of a consulting agreement with Mr. Novielli (Dutchess Private Equities Fund, II LP and Michael Novielli v. Bootie Beer Company, AAA Case No. 11-180-Y-01001-06). We asserted various counterclaims.  In November 2006, all matters between us, Dutchess and Mr. Novielli were resolved. The resolution reduces the aggregate face value of the Dutchess debt, plus any accrued interest to $500,000 and requires Mr. Novielli to return 2,480,750 shares of the Company’s common stock which had previously been issued to him.  As part of the settlement, the Company paid Dutchess $200,000 of the $500,000 with funds received from the second tranche of 6% convertible debt, and agreed to pay Dutchess $300,000 of the $700,000 with funds to be received from the third tranche of the 6% Convertible Debenture, which have not been received.  The balance outstanding as of June 30, 2007 and December 31, 2006 was $300,000.

United Grafix

On January 4, 2006 United Grafix filed a complaint for approximately $8,913 for failing to pay advertising expenses when due. On February 6, 2006 the parties entered into a Stipulation of Settlement Agreement. On May 5, 2006 United Grafix received a Judgment against Bootie Beer Company for $9,992.

Clear Channel Outdoor

On February 27, 2006 Clear Channel Outdoor filed a complaint for approximately $230,000 for failing to pay a note when due.  On June 1, 2006 Clear Channel Outdoor received a Judgment against Bootie Beer Company for $ 244,048.

Lamar Advertising Company

On August 22 2006 Lamar Advertising Company  filed a complaint for approximately $ 70,261 for failing to pay advertising expenses when due. On May 11, 2007 Lamar Advertising Company received a Judgment against the Bootie Beer Company for $71,286.

Diversified Storage & Transfer

On September 11, 2006 Diversified Storage & Transfer  filed a complaint for approximately $ 30,918 for failing to pay storage expenses when due. On April 13,2007  Diversified Storage & Transfer received a Judgment against the Bootie Beer Company for  $30, 918.

Thodos & Schuld

On October 13, 2006 Thodos & Schuld filed a complaint for approximately $300,000 for the repurchase of shares.  The Bootie Beer Company is currently negotiating a settlement.

FedEx Customer Information

On Janaury 29, 2007 FedEX Customer Information filed a complaint for approximately $4,017 for failing to pay services when due.

Columbia Distributing

On April 30, 2007, Columbia Distributing  filed a complaint for approximately $38,656 for failing to  distribution expenses when due. On June 18, 2007 Columbia Distributing received a Judgment against the Bootie Beer Company for $46,700.

Southern Wine & Spirits

On June 28, 2007 Southern Wine & Spirits filed a complaint for damages to exceed approximately $1,500,000 for failing to pay distribution & other services.  The Bootie Beer Company is in the process of answering this complaint.

WQAM

On June 29, 2007 WQAM filed a complaint for approximately $7,363 for failing to pay advertising expenses when due. The Bootie Beer Company  is in the process of answering this complaint.

Spanish Broadcasting

On July 29, 2007 Spanish Broadcasting filed a complaint for approximately $6,579 for failing pay advertising expenses when due.  The Bootie Beer Company is in the process of answering the complaint.

NOTE 8 - SUBSEQUENT EVENTS

Financings

During July 2007 the Company repaid $78,822 plus interest earned on a related party loan.

During July 2007, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at fifteen percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 750,000 shares of common stock and (B) a total of 750,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.50 and exercisable for five years from the date of the loan.

Amendments of Articles of Incorporation

On July 13, 2007, the shareholders, by majority written consent without a meeting, voted to approve an amendment to the Company’s articles of incorporation to change Article 3, and add a Series B Preferred Stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis contains a comparison of the results of operations for the three months ended June 30, 2007 and the same period in 2006, plus the results of operations for the six months ended June 30, 2007 and the comparable period in 2006.  This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10K-SB for the year ended December 31, 2006.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations.  These statements are preceded by, followed by or include the words “believes,” “could,” “expects,” “intends,” “anticipates,” or similar expressions.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including the risks described in this report and on our form 10K-SB filed with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required operates as a holding company of wholly owned subsidiaries, representing various growth industries.

Overview

TMT Capital Corporation (formerly known as Bootie Beer Corporation) (the “Company”) is the holding company for multiple lines of business.  Our model is to grow shareholder equity through acquisition, or through newly formed corporations.  As of the date of this report, the Company has three wholly owned subsidiaries: Bootie Beer Company (“Bootie”); Blue Tropic Development Corporation (“Blue Tropic”) and First Call Wireless Corporation (“First Call).  The Company’s goals are to continue to develop its beer business, through its Bootie Beer subsidiary, to enter into the real estate development business through its Blue Tropic subsidiary and to acquire, develop and market existing wireless telephone technology through its First Call subsidiary.

Bootie Beer is engaged in the business of brewing, marketing, and selling malt beverage products to a national network of independent beer wholesalers.  Bootie’s products are Bootie Beer and Bootie Light.  The United States Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau has authorized Bootie to brew and package malt beverage products at brewing facilities located in La Crosse, Wisconsin.  Additionally, Bootie holds the appropriate state and local licenses necessary to ship its products to its wholesalers.  Bootie was incorporated in the state of Florida in October 2001 as Bootie Brewing Company and registered as a Wisconsin Foreign Corporation in 2003.  Bootie’s name was changed to Bootie Beer Company in July 2003.  As a result of the reverse merger, Bootie’s name was changed to Bootie Holdings Corporation in November 2005.  Bootie Holdings Corporation changed its name to Bootie Beer Company in May 2007.

Blue Tropic was formed in 2007 for the purpose of providing a business vehicle for the Company to enter the real estate market.  Currently, Blue Tropic is considering investments in real estate in the Central Florida region, focusing on oceanfront property for condominium development and multi-family properties in the major cities of Central Florida.  As of the date of this report, Blue Tropic does not yet own any properties.

First Call was formed in 2007 for the purpose of providing a business vehicle for the Company to enter the wireless telecommunications market.  First Call has recently partnered with World Wide Wireless LLC, a private company, with new patent pending technology for voice over internet protocol (VOIP) telecommunications services.  This technology can enable their customers to communicate internationally at a significant discount to other carriers.  We intend that First Call products and services will include pre-paid calling cards, cellular phones, debit cards and IPTV as well as VOIP.  Our proposed marketing campaign will target multiple demographics, and we intend to launch a variety of limited edition communication cards, using the branded “First Call” limited edition calling cards and other branded themed cards.

Historically, effective July 27, 2005, we consummated a reverse merger with Bootie Beer Company (“Old BBC”), a private company, in accordance with a reverse merger exchange of stock agreement (the “Merger Agreement”) between Old BBC and the Company (formerly known as Jane Butel Corporation).  Under the terms of the Merger Agreement, the Old BBC shareholders received 49,753,480 shares of common stock of Jane Butel Corporation in exchange for all of the outstanding shares of Old BBC on a one-for-one basis.  The reverse merger was accounted for using the purchase method.  Accordingly, the merger of the two companies was recorded as a recapitalization with Jane Butel Corporation being treated as the continuing entity.  The historical financial statements presented are those of Old BBC.  The Company chose to form a new corporation, Bootie Holdings Corporation, into which it moved the beer operating business and conducted its beer operations.  Also, on November 1, 2005, the Company changed its name to Bootie Beer Corporation.  On April 27, 2007, the Company changed its name to TMT Capital Corporation.  On May 8, 2007 the subsidiary Bootie Holdings Corporation changed its name to Bootie Beer Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 TO THE THREE MONTHS ENDED JUNE 30, 2006

Net Revenues

Net revenues for the three months ended June 30, 2007 and 2006 were $ 0 and $ (26,615), respectively.  As of the end of 2005, the Company had ceased distribution and production of its products and related credits issued to customers.  The Company has been seeking capital to fund the restarting of its operations.

Costs of Goods Sold

Costs of goods sold for the three months ended June 30, 2007 were $0 compared to $194,818 for the three months ended June 30, 2006.  The decrease is due to the cessation of production of the Company’s products.  The costs incurred in 2006 were related to our ending production activities.

Marketing, Distribution and Administrative Expenses

Marketing, Distribution and Administrative Expenses for the three months ended June 30, 2007 were $721,852 compared to $459,386 for the three months ended June 30, 2006.  The increase was due to increased utilization of finders to identify funding opportunities in 2007.

Other Income (Expense)

Other Income (Expense) for the three months ended June 30, 2007 was $14,181,153 compared to ($95,771) for the three months ended June 30, 2006.  In the quarter ended June 30, 2007, there was a net decrease of $14,814,958 in the fair value of common stock warrants and embedded derivative liabilities recorded as a reduction to expense (non-cash item) compared to the fair values as of March 31, 2006.  Additionally, the Company issued debt instruments with warrants during the quarter ended June 30, 2007.  The value of these additional warrants increased from the date of grant by $110,031, which is recorded as an expense.  Also, the Company has recorded $180,000 as interest expense for stock issued as an inducement for the grant of a loan during the quarter ended June 30, 2007.

Net Income (Loss)

Net income for the three months ended June 30, 2007 was $13,459,301 compared to a net loss of ($776,590) for the three months ended June 30, 2006.  The change to net income in 2007 from the net loss of 2006 results entirely from the accounting treatment of the warrants per SFAS 133 issued from September 2006 through June 30, 2007

Dividends

The Company’s Board of Directors declared a 10% common stock dividend,  for all shares issued and outstanding as of June 15, 2007.  Per this declaration, on July 2, 2007 the Company distributed 5,605,959 shares of common stock, with a fair market value of $2,522,682.

Basic and Diluted Income (Loss) per Share

Our basic and diluted income per share for the three months ended June 30, 2007 was $0.20 compared to a net loss of ($0.01) for the three months ended June 30, 2006.  The significant change in 2007 from the net loss per share in 2006 relates to the impact of the change in fair value of the embedded derivatives of various financing instruments issued from September 2006 through June 30,  2007.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 TO THE SIX MONTHS ENDED JUNE 30, 2006

Net Revenues

Net revenues for the six months ended June 30, 2007 and 2006 were $ 0 and $ (55,396), respectively.  As of the end of 2005, the Company had ceased distribution and production of its products and related credits issued to customers.  The Company has been seeking capital to fund the restarting of its operations.

Costs of Goods Sold

Costs of goods sold for the six months ended June 30, 2007 were $(2,421) compared to $179,964 for the six months ended June 30, 2006.  The decrease is due to the cessation of production of the Company’s products.  The costs incurred in 2006 were related to our ending production activities.

Marketing, Distribution and Administrative Expenses

Marketing, Distribution and Administrative Expenses for the six months ended June 30, 2007 were $2,261,524 compared to $3,313,857 for the three months ended June 30, 2006.  The decrease was due to staff reductions associated with the cessation of the beer production activities completed during the first six months of 2006.

Other Income (Expense)

Other Income (Expense) for the six months ended June 30, 2007 was $(1,574,294) compared to ($168,356) for the six months ended June 30, 2006.  In the six months ended June 30, 2007, there was a net increase of $130,003 in the fair value of common stock warrants and embedded derivative liabilities recorded as expense (non-cash item) compared to the fair values as of December 31, 2007.  Additionally, the Company issued debt instruments with warrants during the six months ended June 30, 2007.  The value of these additional warrants increased from the date of grant by $303,368, which is recorded as an expense.  Also, the Company has recorded $679,998 as interest expense for stock issued as an inducement for the grant of a loans during the six months ended June 30, 2007.

Net Income (Loss)

Net income (loss) for the six months ended June 30, 2007 was $(3,838,239) compared to a net loss of ($3,717,573) for the six months ended June 30, 2006.  The change to net income in 2007 from the net loss of 2006 results entirely from the accounting treatment of the warrants per SFAS 133 issued from September 2006 through June 30, 2007 offsetting reductions to marketing and distribution expenses associated with the cessation of beer production activities.

Dividends

The Company’s Board of Directors declared a 10% common stock dividend,  for all shares issued and outstanding as of June 15, 2007.  Per this declaration, on July 2, 2007 the Company distributed 5,605,959 shares of common stock, with a fair market value of $2,522,682.

Basic and Diluted Income (Loss) per Share

Our basic and diluted income (loss) per share for the six months ended June 30, 2007 was $(0.06) compared to a net loss of ($0.06) for the three months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, our total current assets were $29,922 and our total current liabilities were $7,738,729.  Our Stockholder's Deficit at June 30, 2007 was ($14,482,493).

As of June 30, 2007, we had liabilities of $14,583,782, of which $5,350,983 relates to the change in value of various derivatives.  We make annual or semi-annual interest payments on the debt under our convertible notes, which are due in 2008.  Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On June 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 1,000,000 warrants at market price of common stock on the date of measurement of $0.36 per share, exercise price of $0.001, a risk-free interest rate of 4.92%, expected volatility of 385% and expected life of 4.75 years.  The fair value of the warrants was $360,000, a decrease of $944,999 over the $1,304,998 recorded at March 31, 2007.  This decrease of the fair value of the warrants was credited to the Statements of Operations as a reduction to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

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

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On June 20, 2007, the loan was repaid in its entirety, including accrued interest.  As a result, the fair value of the warrant liability on March 31, 2007 of 349,975 was eliminated.  This elimination of the fair value of the warrants was credited to the Statements of Operations as a reduction in expenses to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – June 2007

During June 2007, two parties related to our CEO entered into an agreement to loan the Company $257,644 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 600,000 shares of common stock and (B) a total of 600,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.30 (market price on the date of the loan) and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.30, an interest rate of 5.05% and a volatility of 385%.  The relative fair value of the warrants at inception was $105,966 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On June 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 600,000 warrants at market price of common stock on the date of measurement of $0.36 per share, exercise price of $0.30, a risk-free interest rate of 4.92%, expected volatility of 385% and expected life of 5.0 years.  The fair value of the warrants was $215,997, an increase of $110,031 over the $105,966 recorded at inception.  This increase of the fair value of the warrants was charged to the Statements of Operations as expenses to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Condensed Balance Sheet: Common Stock Warrants Liabilities.

Inflation

We do not believe that inflation has had or is likely to have any significant impact on our operations.

CAPITAL COMMITMENTS

We have an employment agreement with our Chairman and Interim Chief Financial Officer, Tania M. Torruella, for a monthly salary of $10,000.  The agreement was signed on September 1, 2005.  Ms. Torruella has agreed to take compensation of $7,500 per month since July 1, 2005.  The Board of Directors and Ms. Torruella have agreed that the agreement signed September 1, 2005 will be in full force with the exception of the monthly compensation until further notice. As of June 30, 2007 Ms Torruella has a deferred payroll of approximately $22,500.

SUBSIDIARY

As of June 30, 2007, we had three wholly-owned subsidiaries Bootie Beer Company,  Blue Tropic Development Corporation, and First Call Wireless Corporation.

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

TMT CAPITAL CORPORATION LITIGATION

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

Mercatus Matter

On August 7, 2006, we filed a complaint in U.S. District Court for the Southern District of New York against Mercatus & Partners, Limited (Bootie Beer Corporation v. Mercatus & Partners, Limited, 06 CV 5983). This case arose as a result from a securities purchase agreement that we entered into with that entity on or about December 29, 2005. Under the terms of that agreement, we issued 10,000,000 shares of our common stock in consideration for the payment of in cash of $3,375,000. We are seeking damages as a result of breach of contract and fraud as a result of Mercatus’ failure to pay the amount agreed to under the terms of the agreement.  We sued for damages in excess of $20 million. On June 26, 2007, TMT Capital Corporation, f/k/a Bootie Beer Corporation, issued a press release announcing that, on June 21, 2007, TMT Capital Corporation was granted a temporary pre-judgment attachment of $19,992,462 against Mercatus & Partners Limited as a result of an ongoing lawsuit filed in August 2006 and being litigated in the United States District Court for the Southern District of New York.

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

TMT CAPITAL CORPORATION & BOOTIE BEER COMPANY SUBSIDIARY LITIGATION

The Alison Group

On October 18, 2006 The Alison Group  filed a complaint for approximately $40,232 for failing to services rendered when due. On December 21, 2006 The Alison Group received a Judgment against the Bootie Beer Company for $49,441.

Tennant Printing

On June 28, 2006 Tennant Printing  filed a complaint for approximately $8,885 for failing to pay for printing services when due. On December 12, 2006 Tennant Printing received a Judgment against Bootie Beer Company.

SUBSIDIARY, BOOTIE BEER COMPANY LITIGATION

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

Dutchess Matter

In July 2006, Dutchess Capital Management, LLC. and Michael Novielli demanded arbitration for the alleged breach by us of our obligations under five debentures with an aggregate face value of $553,200 issued to Dutchess from June through November 2005, and the alleged breach of our obligations under the terms of a consulting agreement with Mr. Novielli (Dutchess Private Equities Fund, II LP and Michael Novielli v. Bootie Beer Company, AAA Case No. 11-180-Y-01001-06). We asserted various counterclaims.  In November 2006, all matters between us, Dutchess and Mr. Novielli were resolved. The resolution reduces the aggregate face value of the Dutchess debt, plus any accrued interest to $500,000 and requires Mr. Novielli to return 2,480,750 shares of the Company’s common stock which had previously been issued to him.  As part of the settlement, the Company paid Dutchess $200,000 of the $500,000 with funds received from the second tranche of 6% convertible debt, and agreed to pay Dutchess $300,000 of the $700,000 with funds to be received from the third tranche of the 6% Convertible Debenture, which have not been received.  The balance outstanding as of June 30, 2007 and December 31, 2006 was $300,000.

United Grafix

On January 4, 2006 United Grafix filed a complaint for approximately $8,913 for failing to pay advertising expenses when due. On February 6, 2006 the parties entered into a Stipulation of Settlement Agreement. On May 5, 2006 United Grafix received a Judgment against Bootie Beer Company for $9,992.

Clear Channel Outdoor

On February 27, 2006 Clear Channel Outdoor filed a complaint for approximately $230,000 for failing to pay a note when due.  On June 1, 2006 Clear Channel Outdoor received a Judgment against Bootie Beer Company for $ 244,048.

Lamar Advertising Company

On August 22 2006 Lamar Advertising Company  filed a complaint for approximately $ 70,261 for failing to pay advertising expenses when due. On May 11, 2007 Lamar Advertising Company received a Judgment against the Bootie Beer Company for $71,286.

Diversified Storage & Transfer

On September 11, 2006 Diversified Storage & Transfer  filed a complaint for approximately $ 30,918 for failing to pay storage expenses when due. On April 13,2007  Diversified Storage & Transfer received a Judgment against the Bootie Beer Company for  $30, 918.

Thodos & Schuld

On October 13, 2006 Thodos & Schuld filed a complaint for approximately $300,000 for the repurchase of shares.  The Bootie Beer Company is currently negotiating a settlement.

FedEx Customer Information

On Janaury 29, 2007 FedEX Customer Information filed a complaint for approximately $4.017 for failing to pay services when due.

Columbia Distributing

On April 30, 2007, Columbia Distributing  filed a complaint for approximately $38,656 for failing to  distribution expenses when due. On June 18, 2007 Columbia Distributing received a Judgment against the Bootie Beer Company for $46,700.

Southern Wine & Spirits

On June 28, 2007 Southern Wine & Spirits filed a complaint for damages to exceed approximately $1,500,000 for failing to pay distribution & other services.  The Bootie Beer Company is in the process of answering this complaint.

WQAM

On June 29, 2007 WQAM filed a complaint for approximately $7,363 for failing to pay advertising expenses when due. The Bootie Beer Company  is in the process of answering this complaint.

Spanish Broadcasting

On July 29, 2007 Spanish Broadcasting filed a complaint for approximately $6,579 for failing pay advertising expenses when due.  The Bootie Beer Company is in the process of answering the complaint.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES

During the three months ended June 30, 2007, the Company had the following common stock transactions.  On June 29, 2007, the Company issued 600,000 shares as a loan inducement to a related party, in a transaction intended to be exempt under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  During the quarter ended June 30, the Company sold 411,200 shares of common stock to various third parties in transactions exempt under Regulation S for net cash proceeds of $37,883.  Also during the quarter, the Company issued 650,000 shares as finder’s fees to unrelated third parties for assisting the Company in raising capital in transactions intended to be exempt under Section 4(2) of the Securities Act.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On April 5, 2007, the shareholders, by majority written consent without a meeting, voted to approve an amendment to the Company’s articles of incorporation to change the name of the Company to “TMT Capital Corporation.”

Not  Applicable.

ITEM  5.  OTHER  INFORMATION

No Applicable.

ITEM  6.  EXHIBITS

       Exhibit 5.1

Consent of CPA

       Exhibit 31

Certifications pursuant to  Section 302 of the Sarbanes-Oxley Act of 2002

       Exhibit 32

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant as duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TMT CAPITAL CORPORATION

Dated: August 10, 2007	By:	/s/ Tania M. Torruella
Tania M. Torreulla
Chief Executive Officer and Director