Form 10QSB
period 2007-09-30
TMT CAPITAL CORP
filed 2007-11-13
CIK 1204853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

TRANSITION PERIOD FROM               TO _______

Commission file number  000-50104

TMT CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Florida	85-0412495
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1890 Kentucky Avenue, Winter Park, FL 32789
(Address of principal executive offices) (Zip Code)

(407) 622-5999
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [    ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]  No  [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 105, 214, 853 shares of common stock were outstanding as of  November12, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [    ] No [ X ]

TMT CAPITAL CORPORATION

FORM 10-QSB

TMT CAPITAL CORPORATION

Consolidated Balance Sheet

	September 30, 2007	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	3,946	21,773
Accounts receivable	-	-
Inventory	-	-
Payroll Advances	27,000	-
Prepaid Expenses	11,450	17,500
Other Current Assets	3,314	3,314
Total Current Assets	45,710	42,587
Fixed Assets:
Brewery Equipment	45,119	45,119
Tradeshow Booths	28,447	28,447
Printing Plates	2,963	2,963
Telecom Switches	54,000	-
Less accumulated depreciation	(33,532)	(23,986)
Total property and equipment, net	96,997	52,543
Other Assets
Investment in majority owned subsidiary	9,900,000
Capitalized Finance Costs (net)	22,361	31,772
Patents	425	-
	-	-
Total other assets	9,922,786	31,772
Total Assets	10,065,493	126,902
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	3,080,915	2,510,756
Short term notes payable	758,694	300,000
Short term notes payable - vendors	119,751	146,723
Convertible debt - current portion	875,452	--
Advances from Officer	220,643	216,143
Current Portion of Note Payable - Officer	552,372	552,372
Note Payable - Shareholder	2,822,477	2,831,477
Total current liabilities	8,430,304	6,557,471
Long term Liabilities:
2006 6% convertible debenture and fair value
of embedded derivative	1,341,554	1,305,197
Common stock warrant liability	4,367,985	4,549,984
Notes payable - related parties	25,625	135,292
Convertible debt, net of discount	-	875,453
Total long term liabilities	5,735,164	6,865,926
Total Liabilities	14,165,468	13,423,397

See accompanying notes to the consolidated financial statements

TMT CAPITAL CORPORATION

Consolidated Balance Sheet

(continued)

MINORITY INTEREST	(61,038)	-
STOCKHOLDER'S DEFICIT
Preferred A, 5,000,000 authorized shares, $.001 par value,
1,000,000 and 0 shares issued and outstanding	1,000	-
Common Stock, 200,000,000 authorized shares,
$.001 par value, 104,350,325 and 63,825,906 shares
issued and outstanding	104,350	63,826
Treasury Stock	-	(161)
Shares to be issued	1,199	1,300
Additional paid in capital	29,941,821	9,357,802
Stock dividends	(2,522,682)	-
Subscriptions receivable	(3,375,000)	(3,375,000)
Accumulated Deficit	(28,189,625)	(19,344,262)
Total Stockholder's Deficit	(4,038,937)	(13,296,495)
Total Liabilities, Minority Interest and Stockholder's Deficit	10,065,493	126,902

See accompanying notes to the consolidated financial statement

TMT CAPITAL CORPORATION

Consolidated Statement of Operations

	For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006
Revenues, less returns and allowances	-	-	-	(55,396)
Cost of Sales	-	43,650	2,421	223,614
Gross profit (loss)	-	(43,650)	(2,421)	(279,010)
Marketing, distribution and
administrative expenses	5,455,813	574,620	7,717,222	3,888,477
Net loss from operations	(5,455,813)	(618,270)	(7,719,643)	(4,167,487)
OTHER INCOME AND EXPENSES
Net change in fair value of embedded derivative	1,118,581	-	685,210	-
Interest income	124	427	30,568	5,833
Interest expense	(709,426)	(36,497)	(1,880,793)	(210,259)
Total other income (expense)	409,279	(36,070)	(1,165,015)	(204,426)
Minority Interest in Net Income (Loss) of affiliates	39,294	-	39,294	-
Net Profit/(Loss) before taxes	(5,007,240)	(654,340)	(8,845,364)	(4,371,913)
Provision for Income Tax	-		-
Net income (loss)	(5,007,240)	(654,340)	(8,845,364)	(4,371,913)
Basic and diluted income/(loss) per common share	$(0.06)	$(0.01)	$(0.12)	$(0.07)
Weighted average number of common shares used
in basic and diluted calculations	88,691,299	65,124,272	73,509,448	64,062,416

See accompanying notes to the consolidated financial statements

TMT CAPITAL CORPORATION

Statement of Shareholder Equity

	Common Stock			Preferred		Shares	Shares	Additional
	Shares	Par at	Treasury	Series A	Par at	to be	to be	Paid in	Subscriptions		Accumulated
Memo	Issued	0.001	Stock	Shares Issued	0.001	Returned	Issued	Capital	Receivable	Dividends	Deficit	Total

Balance at 12/31/04	36,500,000	36,500		-	-	-	-	601,170	-		(2,394,248)	(1,756,578)
Issued for Interest	12,500,000	12,500		-	-	-	-	112,500	-		-	125,000
Issued for Services	3,247,230	3,247		-	-	-	-	2,553,293	-		-	2,556,540
Beneficial Conversion Feature	-	-		-	-	-	-	28,000	-		-	28,000
Common Stock Inducement	-	-		-	-	-	1,000	809,000	-		-	810,000
Warrant Inducement	-	-		-	-	-	-	456,579	-		-	456,579
Merger Accounting	252,801	253		-	-	-	-	1,184,749	-		(2,526,827)	(1,341,825)
Exercise of Investor Warrants	-	-		-	-	-	200	299,800	-		-	300,000
Sale of Common Stock	-	-		-	-	-	10,000	3,365,000	(3,375,000)		-	-
Net Loss	-	-		-	-	-	-	-	-	-	(7,817,825)	(7,817,825)
Balance at 12/31/05	52,500,031	52,500		-	-	-	11,200	9,410,091	(3,375,000)	-	(12,738,900)	(6,640,109)
Employee Options Granted & Exercised	3,214,000	3,214		-	-	-	100	802,455	-		-	805,769
Sale of Common Stock	10,000,000	10,000		-	-	-	(10,000)	-	-		-	-
Issued for Interest	6,536	7		-	-	-	-	2,493	-		-	2,500
Issued in error	35,715	36		-	-	(36)						-
Issued for Prepaid Services	263,587	263		-	-	-	-	49,737	-		-	50,000
Issued upon Conversion of Notes Payable	286,786	287		-	-	-	-	59,328	-		-	59,615
Repurchase of stock	-	-	(161)	-	-	-	-	(50,868)	-		-	(51,029)
Return of Stock from litigation	(2,480,750)	(2,481)			-			(915,398)				(917,879)
Net Loss	-	-		-	-	-	-	-	-	-	(6,605,362)	(6,605,362)
Balance at 12/31/06	63,825,905	63,826	(161)	-	-	(36)	1,300	9,357,837	(3,375,000)	-	(19,344,262)	(13,296,495)
Issued for Employee Compensation	1,162,000	1,162	-	-	-	-	(101)	12,289	-		-	13,350
Stock issued as inducement for loan	249,999	250	-	-	-	-	-	499,748	-		-	499,998
Vesting of Employee Options								1,375,000				1,375,000
Repurchase of stock	-	-	(50)	-	-	-	-	(19,274)	-		-	(19,324)
Retirement of Stock	(203,550)	(204)	204		-			-				-
Net Loss											(17,297,425)	(17,297,425)
Balance at 3/31/07	65,034,354	65,034	(7)	-	-	(36)	1,199	11,225,600	(3,375,000)	-	(36,641,687)	(28,724,896)
Issued for sales of common stock	411,200	411			-			37,472				37,883
Repurchase of stock			(4)					(3,864)				(3,868)
Stock issued as inducement for loan	600,000	600			-			179,400				180,000
Stock dividends declared	5,605,959	5,606	-		-			2,517,076		(2,522,682)	-	-
Retirement of Stock - issued in error	(35,715)	(36)		-	-	36						-
Stock issued for finder fees	650,000	650			-			442,550				443,200
Preferred stock issued as compensation	-	-		1,000,000	1,000			-				1,000
Vesting of Options								125,002				125,002
Net Income or (Loss)											13,459,301	13,459,301
Balance at 6/30/07	72,265,798	72,265	(11)	1,000,000	1,000	-	1,199	14,523,236	(3,375,000)	(2,522,682)	(23,182,386)	(14,482,378)
Issued for sales of common stock	1,146,792	1,147	-	-	-	-		70,888				72,035
Dividend Shares transferred to Treasury			(1)					1				-
Stock issued as inducement for loan	750,000	750			-			299,250				300,000
Retirement of Stock	(12,265)	(12)	12	-	-	-						-
Shares issued for services	200,000	200			-			47,800				48,000
Shares issued for acquisition	30,000,000	30,000		-	-			9,870,000				9,900,000
Vesting of Options - in TMT								5,075,000				5,075,000
Vesting of Options - in FW								55,646				55,646
Net Income or (Loss)											(5,007,240)	(5,007,240)
Balance at 9/30/07	104,350,325	104,350	0	1,000,000	1,000	-	1,199	29,941,821	(3,375,000)	(2,522,682)	(28,189,625)	(4,038,937)

TMT CAPITAL CORPORATION

Statement of Cash Flows

	For the nine months ended September 30
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(8,845,364)	$(4,371,913)
Changes in operating assets and liabilities:
Depreciation	9,546	19,058
Amortization of debt discount	496,004	14,408
Amortization of debt acquisition costs	81,911	-
Loss due to change in fair value of embedded derivatives	(685,210)	-
Shares issued as inducement for loans	979,998	-
Option vesting per FAS 123R	6,630,646	2,463,938
Shares issued for services	504,550	-
Preferred shares issued as compensation	1,000	-
Minority interest in net income (loss) of consolidated affiliate	(61,038)	-
(Increase)/Decrease in accounts receivable	-	107,508
(Increase)/Decrease in inventory	-	165,839
(Increase)/Decrease in prepaid expenses	(20,950)	(5,121)
(Increase)/Decrease in investments	-	201,986
Increase/(Decrease) in accounts payable and accrued expenses	407,866	703,881
Increase/(Decrease) in payroll taxes payable	-	237,380
Net cash used in operating activities	(501,041)	(463,036)
CASH FLOW FROM INVESTING ACTIVITIES
Cash received for sale of assets	-	-
Assets & Liabilities acquired - merger with Freedom	21,640	-
Capital expenditures	-	-
Net cash provided by (used in) investing activities	21,640	-
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank debt	-	(1,235,000)
Proceeds from short term notes	785,144	319,483
Proceeds from debt financing	-	620,000
Repayment of short term notes	(378,822)	-
Advances from officer	-	156,313
Payments on advances from officer	52,730	(3,397)
Proceeds from sale of common stock	109,918	-
Proceeds from note payable - shareholder	-	855,803
Repurchase of common stock	(23,192)	-
Principal payments on debt	(84,203)	(163,950)
Net cash provided by (used in) financing activities	461,575	549,252
Net Increase (Decrease) in cash	(17,827)	86,216
Cash Balance, beginning of period	21,773	19,497
Cash Balance, end of period	$3,946	$105,713
Supplemental Disclosures
Cash paid for interest	$11,499	$27,338
Non-cash transactions:
Shares issued for interest	$979,998	$2,500
Shares issued for employment services	$-	$2,463,938
Shares issued for services	$504,550	$50,000

See accompanying notes to the consolidated financial statements

TMT CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

TMT Capital Corporation (formerly known as Bootie Beer Corporation) (the “Company”) is the holding company for multiple lines of business.  As of the date of this report, the Company has two wholly owned subsidiaries: Bootie Beer Company (“Bootie”) and Blue Tropic Development Corporation (“Blue”).  The Company recently completed a reverse merger with Freedom Wireless Corporation (“Freedom”) through which the Company became the 51% owner of Freedom.  The Company’s immediate goals and focus are to develop its Freedom subsidiary.

Freedom was formed in 2007 to develop wireless telecommunications technologies.  In August 2007, TMT acquired a 51% majority interest in Freedom in exchange for 30,000,000 shares of TMT common stock.  Freedom is a Mobile Virtual Network Operator (“MNVO”) and produces and promotes multi-network hardware and services focused on wireless and voice over internet protocol (“VOIP”) products, including GSM/CDMA--VoIP--WiFi--POTS technology.  Freedom's patent pending technology has developed a new service which allows users to bridge their current cell phones, Wi-Fi phones, POTS phones and calling cards directly to the Internet for domestic and international long distance calling.  Freedom’s products and services consist of cellular service via the MNVO, sim cards and calling cards which will be marketed to distributors, retailers and direct users.  Freedom will promote its VOIP services available to cellular phones and home phones under the trade name ZEBRA™.

Blue was formed in 2007 for the purpose of providing a business vehicle for the Company to enter the real estate market.  Currently, Blue is considering investments in real estate in the Central Florida region, focusing on oceanfront property for condominium development and multi-family properties in the major cities of Central Florida.  As of the date of this report, Blue does not own any properties.

Bootie has engaged in the business of brewing, marketing, and selling malt beverage products to a national  network of independent beer wholesalers, but currently Bootie is not brewing malt beverage products.  Bootie’s products are Bootie Beer and Bootie Light.  The United States Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau has authorized Bootie to brew and package malt beverage products at brewing facilities located in La Crosse, Wisconsin.  Additionally, Bootie holds the appropriate state and local licenses necessary to ship its products to its wholesalers.  Bootie was incorporated in the state of Florida in October 2001 as Bootie Brewing Company and registered as a Wisconsin foreign corporation in 2003.  Bootie’s name was changed to Bootie Beer Company in July 2003.

Effective July 27, 2005, the shareholders of the Company consummated a reverse merger stock exchange agreement with Jane Butel Corporation, a publicly held company.  Under the terms of the agreement, the Company's shareholders received 49,753,480 shares of common stock of Jane Butel Corporation in exchange for all of the outstanding shares of Bootie Beer Company on a one-for-one basis.  The reverse merger was accounted for using the purchase method.  Accordingly, the merger of the two companies was recorded as a recapitalization with Bootie Beer Corporation being treated as the continuing entity.  The historical financial statements presented are those of Bootie Beer Company.

Going Concern

TMT Capital Corporation’s unaudited financial statements for the nine months ended September 30, 2007, reflect a net loss of ($8,845,364) and negative cash flows from operations of $(501,041).  Approximately $7,425,000 of the net loss is a result on non-cash items, including $6,630,000 for vesting of options, $980,000 for shares issued as inducement for loans, $500,000 for shares issued for services, and a credit of $685,000 for the change in fair value of embedded warrants.  These results reflect the Company’s need to acquire sufficient sources of capital and business model objectives to meet our working capital needs.  We have raised capital by issuing convertible debentures, obtaining loans from shareholders and officers, and selling additional shares of common stock.  We anticipate the proceeds from the sale of the shares of common stock, which have yet to be collected, will provide us with our necessary cash flow needs to meet our obligations and to fund our subsidiaries operations for the foreseeable future. The primary objective of the Company business model is to develop a diversified set of subsidiaries in multiple industries including wireless communications, real estate, and malt beverage and/or alcohol related.  Therefore, the Company seeks investment capital to fund operations to aid in the pursuit and development of each of its subsidiary strategies.

TMT Capital Corporation finances its operations predominantly through investment capital.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Such estimates may be materially different from actual financial results.  Significant estimates include the recoverability of long-lived assets and the collectability of accounts receivable.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

When operating, our Bootie subsidiary grants credit to customers within the United States of America and retains a collateral position in the goods according to the terms of the sales contracts.  Bootie’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by this subsidiary.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes is sufficient.  At September 30, 2007 and December 31, 2006, accounts receivable were recorded at their net realizable value.  Historically, Bootie’s bad debt write-offs related to these trade accounts receivable have been insignificant.

Inventories

Our Bootie subsidiary’s inventories, which consist principally of raw materials (including bottling products) and finished goods, are stated at lower of cost (weighted average), or market, which is determined on the specific-identification method.

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

Segment Information

The Company currently operates in one business segment.  As of September 30, 2007, no significant activity has occurred outside of the Freedom line of business and TMT Capital.

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

Net Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of shares common stock outstanding.  For all periods, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses.  At September 30, 2007 and December 31, 2006 there were vested options outstanding to purchase 2,150,000 and 900,000 common shares, respectively, which may dilute future earnings per share.  At September 30, 2007 and December 31, 2006 there were non-vested options outstanding to purchase 2,000,000 and 150,000, respectively, common shares which may dilute future earnings per share.  Additionally, warrants to purchase 15,599,999 shares of common stock which may dilute future earnings per share remained outstanding with various investors.

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

Concentrations

Our Freedom subsidiary is a provider of cellular service through distributors or direct to end users.  Freedom’s success is largely dependent on its ability to create awareness and customer demand for its services.   Our Freedom subsidiary’s failure to anticipate, identify or react to changes in trends, or acquire financing could adversely affect its results of operations.

Our Bootie subsidiary is a brewer of premium beers.  Bootie’s success is largely dependent on its ability to gauge the tastes of its customers and to provide merchandise and a marketing plan that creates customer demand.  This subsidiary’s failure to anticipate, identify, or react to changes in trends could adversely affect its results of operations.

NOTE 2 - FINANCING ARRANGEMENTS

Bank Line of Credit

On January 5, 2006, our Bootie subsidiary established a credit line with a bank with a credit limit of $1,235,000.  The bank line of credit was secured by three (3) CD’s held by the subsidiary 9/20/2005 for $200,000, 10/31/2005 for $50,000, 11/4/2005 for $195,000 and $790,000 by a shareholder’s certain assets.  Our Bootie subsidiary awarded Steve Stans 1,000,000 shares of common stock on September 13, 2005 as an inducement to provide financing and the collateral of $790,000.  Interest expense of $810,000 was recorded as of December 15, 2005 to reflect the issuance of these shares.  On May 26, 2006, the bank closed the credit line and demanded payment of $1,235,000 plus outstanding interest and fees.  Bootie did not have the available cash so the bank utilized all of the assigned collateral to pay off the principal amount of the loan including the collateral cash deposit of a shareholder.  The amount collected from the shareholder is now reflected as a Note Payable – Shareholder.

Advances from Officer

An officer of the Company has advanced funds to our Bootie subsidiary over time for payment of operating expenses.  There are formal repayment arrangements and a stated interest rate of 10% annual on these funds.  The balance due to an officer which remained outstanding at September 30, 2007 and December 31, 2006 was $220,643 and 216,143, respectively.  Bootie has failed to make payments and to date the shareholder has not made a formal demand for payment.  This note is now due on demand from Bootie.

Short-term Notes Payable - Vendors

In 2005, our Bootie subsidiary entered into agreements with various suppliers to sign promissory notes to pay off remaining account payable balances.  The terms of the notes generally are 10% interest, with the balance in full due on demand.  The balance outstanding at September 30, 2007 and December 31, 2006 was $119,751 and 146,723, respectively.  Payments in full on all short-term notes payable are expected to be made once our Bootie subsidiary secures additional financing in 2007.

Note Payable - Officer

In March of 2004, our Bootie subsidiary received a $750,000 SBA Loan, guaranteed by a shareholder.  When this note became due, the shareholder paid off the balance of the SBA Loan and entered in to a loan agreement guaranteed by Bootie, Bootie Beer Corporation and Affiliates on June 29, 2005 for the principal amount of $552,372, plus a maximum interest rate allowed by law.  The Note Payable to an officer required monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007.  The balance outstanding at September 30, 2007 and December 31, 2006 was $552,372.  Bootie has failed to make payments and to-date the shareholder has not made a formal demand for payment.  This note is now due on demand.

Note Payable – Shareholder

A shareholder has made loans to our Bootie subsidiary to provide cash for continuing operations.  This Promissory Note dated August 3, 2004 made available $2,000,000 to our Bootie subsidiary and stated that the principal balance was to be repaid on December 15, 2005.  For the benefit of our Bootie subsidiary, we issued 14,000,000 shares of common stock in lieu of interest  Interest was calculated at approximately 6% over the term of the loan.  On May 26, 2006, when the bank line of credit was closed, the bank utilized the $790,000, which was provided as security on the loan by the shareholder as partial repayment.  Our Bootie subsidiary and the shareholder have not yet agreed on the key terms regarding this amount.  The note payable – shareholder balance outstanding at September 30, 2007 and December 31, 2006 was $2,822,477 and 2,831,477, respectively.  The shareholder has filed a complaint for nonpayment against the Company and the Bootie subsidiary.  The Company and the Bootie subsidiary claim defenses including satisfaction, indefinite extension, and violation of usury law.   The Company also claims as a defense that the debts, to the extent they are valid, are those of the Bootie subsidiary alone.  The parties are working towards settlement of the matter.

Note Payable - Auto Loan

Our Bootie subsidiary financed a company automobile in September 2003 with a 60-month loan at an interest rate of 6.49% per year.  Monthly interest and principal payments were $984.  During 2006, the subsidiary sold the auto to an officer and transferred the remaining liability to the officer.

Convertible Debentures

On June 6, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion.  The debenture is only convertible at 1/12th of the Face Amount after twelve months from the issuance date.  The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  The debentures are payable on June 6, 2008.  The balance of this debenture as of September 30, 2007 is $710,000.

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, an individual.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion.  The debenture is only convertible at 1/24th of the Face Amount after twelve months from the issuance date.  The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  The debentures are payable on June 10, 2008.  The balance of this debenture as of September 30, 2007 is $165,452.

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

The Company paid The National Investment Resources, LLC (NIR) a brokerage fee of $35,000.  The amount paid to NIR in connection with the Debentures was capitalized and will be charged to interest expense over the three-year term of the Debentures on a straight line basis as this approximates the effective interest method.  The amount of this capitalized debt acquisition cost charged as interest during the nine months ended September 30, 2007 was $9,411.  The net proceeds after deducting these brokerage fees, and other expenses, were utilized for working capital.

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

The Company is required to measure the fair value of the warrants and the embedded conversion feature to be calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture.  The fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of sale of $0.11 and $0.09 per share, respectively, exercise price of $0.20, risk-free interest rate of 4.95% and 4.63% respectively, expected volatility of 300-315% and expected life of seven years.  The relative fair value of the warrants totaled $642,326 and was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.  The portion of the relative fair value of the warrants charged to interest expense, using the effective interest method, for the nine months ended September 30, 2007 was $18,070.

The fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes valuation model with the following assumptions: (i) the market price of the common stock on the date of sale of $0.11 and $0.09 per share, respectively, (ii) the conversion equal to 50% of the market price, (iii) the risk free interest rate of 4.95% and 4.63% respectively (iv) expected volatility of 300% - 315% and (v) expected life of three years.  The relative fair value of the embedded conversion feature of $657,673 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.  The portion of the fair value of the embedded conversion feature charged to interest expense, using the effective interest method, for the nine months ended September 30, 2007 was $18,286.

September 2006 Issuances

Convertible Secured Debentures due September 20, 2009: 6% per annum	$700,000
Common Stock Warrant liability	$(366,657)
Embedded derivative liability	$(333,343)
Convertible Debenture as the date of sale	$--
Amortization of discount on warrants & embedded feature as of September 30, 2007	$24,906
Conversion of debentures through September 30, 2007, 2006	$--
Convertible Secured Debenture Liability as of September 30, 2006	$24,906
Embedded Derivative Liability	$700,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$724,906

November 2006 Issuances

Convertible Secured Debentures due November 09, 2009: 6% per annum	$600,000
Common Stock Warrant liability	$(275,669)
Embedded derivative liability	$(324,331)
Convertible Debenture as the date of sale	$--
Amortization of discount on warrants & embedded feature as of September 30, 2007	$16,648
Conversion of debentures through September 30, 2007	$--
Convertible Secured Debenture Liability as of September 30, 2007	$16,648
Embedded Derivative Liability	600,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$616,648

Total – 2006 Convertible Secured Debentures

Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$1,341,554

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

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On September 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of measurement of $0.28 per share, exercise price of $0.20, a risk-free interest rate of 4.23%, expected volatility of 399% and expected life of 6.00 years.  The fair value of the warrants was $3,639,997 at September 30, 2007, a decrease of $1,039,990 from the $4,679,987 recorded as of June 30, 2007.  This decrease of the fair value of the warrants was credited to the Statements of Operations as a reduction to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Likewise the Company is also required to measure the fair value of the embedded conversion feature allocated to the Debentures liability based upon the Black-Scholes valuation model on the date of each reporting period.  On September 30, 2007 the fair value of this feature was based on the following assumptions: (i) the market price of the common stock on the date of measurement of $0.30 per share and (ii) the conversion price of 50% of the market price.  The fair value of the embedded conversion feature was $1,300,000, no change in value from the $1,300,000 recorded at June 30, 2007.  Any change to the fair value of the embedded conversion feature would be charged to the Consolidated Statements of Operations expensed as Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and was credited to the Embedded Derivative Liability.

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

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On September 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 1,000,000 warrants at market price of common stock on the date of measurement of $0.28 per share, exercise price of $0.001, a risk-free interest rate of 4.23%, expected volatility of 399% and expected life of 4.50 years.  The fair value of the warrants as of September 30, 2007 was $280,000, a decrease of $80,000 from the $360,000 recorded at June 30, 2007.  This decrease of the fair value of the warrants was credited to the Statements of Operations as a reduction to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

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

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On September 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 250,000 warrants at market price of common stock on the date of measurement of $0.28 per share, exercise price of $0.001, a risk-free interest rate of 4.23%, expected volatility of 399% and expected life of 4.50 years.  The fair value of the warrants as of September 30, 2007 was $69,996, an increase of $69,996 from the $0 recorded at June 30, 2007.  This increase of the fair value of the warrants was charged to the Statements of Operations as an increase to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and increased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – June 2007

During June 2007, two unrelated parties entered into an agreement to loan the Company $257,644 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 600,000 shares of common stock and (B) a total of 600,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.30 (market price on the date of the loan) and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.30, an interest rate of 5.05% and a volatility of 385%.  The relative fair value of the warrants at inception was $105,966 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.  There remains an outstanding balance as of 9/30/2007 of $128,822, plus interest.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On September 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 600,000 warrants at market price of common stock on the date of measurement of $0.28 per share, exercise price of $0.30, a risk-free interest rate of 4.23%, expected volatility of 399% and expected life of 4.75 years.  The fair value of the warrants was $167,998 as of September 30, 2007, a decrease of $47,999 from the $215,997 recorded at June 30, 2007.  This decrease of the fair value of the warrants was credited to the Statements of Operations as a reduction to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – July 2007

During July 2007, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 750,000 shares of common stock and (B) a total of 750,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.50 and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.39, an interest rate of 4,98% and a volatility of 387%.  The relative fair value of the warrants at inception was $135,583 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.  This loan has been paid in full.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On September 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 750,000 warrants at market price of common stock on the date of measurement of $0.28 per share, exercise price of $0.50, a risk-free interest rate of 4.23%, expected volatility of 399% and expected life of 4.75 years.  The fair value of the warrants was $209,993 as of September 30, 2007, an increase of $74,410 from the $135,583 recorded at inception.  This increase of the fair value of the warrants was charged to the Statements of Operations as an increase to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and increased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

NOTE 3 - SHAREHOLDERS’ EQUITY

Preferred Stock, Series A

The Company has 5,000,000 preferred shares authorized, par value of $.001, and 1,000,000 and 0 shares outstanding as September 30, 2007 and December 31, 2006, respectively.

During the nine months ended September 30, 2007, the Company had one preferred stock transaction – the Company granted 1,000,000 shares of Preferred Series A stock to the CEO of the Company as compensation for temporarily deferring her compensation.

Shares of Series A Preferred Stock have one hundred (100) votes per share and, except where required by law, shall vote with the Common Stock as a single class upon any matters submitted to the shareholders for a vote, including, but not limited to, the election of directors.

Preferred Stock, Series B

The Company has 20,000,000 preferred shares authorized, par value of $.001, and 0 and 0 shares outstanding as September 30, 2007 and December 31, 2006, respectively.

Common Stock

The Company has 200,000,000 shares of common stock authorized and 104,350,325 and 63,825,906 outstanding, as of September 30, 2007 and December 31, 2006, respectively.

During the three months ended September 30, 2007, the Company had the following common stock transactions;

1.

750,000 shares as a loan inducement to unrelated parties;

2.

1,146,792 shares were issued for cash received in private transactions;

3.

30,000,000 shares issued to acquire 51% of Freedom;

4.

12,265 shares of common stock were retired, which had been repurchased on the open market;

5.

200,000 shares were issued to one of our legal counsels as payment for services rendered

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV ONE.  These shares were subsequently issued during the three months ended March 31, 2006.  At September 30, 2007, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock.  This transaction has resulted in a lawsuit between the Company and Mercatus, which was settled on October 31, 2007.  See Note 7, Litigation and see “Subsequent Event”.

On December 29, 2005, we sold 5,000,000 additional shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV TWO.  These shares were subsequently issued during the three months ended March 31, 2006.  At September 30, 2007, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock.  This transaction has resulted in a lawsuit between the Company and Mercatus, which was settled on October 31, 2007.  See Note 7, Litigation and see “Subsequent Event”.

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

The Company issued stock options in 2004, 2005, 2006 and 2007.  As of September 30, 2007 and December 31, 2006, there were 17,150,000 vested and 2,000,000 stock options which vest at various times over the next two years.  The strike price for 650,000 options is $0.35; all other stock options have an exercise price of $0.001.

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

	Weighted Average Number Of Shares	Exercise Price

Outstanding at December 31, 2004	1,750,000	$.01
2005
Granted	5,000	$.01
Exercised	0	$.00
Cancelled	0	$.00
Outstanding at December 31, 2005	1,755,000	$.01
2006
Granted	0	$.00
Exercised	0	$.00
Cancelled	(1,505,000)	$.01
Outstanding at December 31, 2006	250,000	$.01
2007
Granted	0	$.00
Exercised	(50,000)	$.00
Cancelled	0	$.00
Outstanding at September 30, 2007	200,000	$.01

Options exercisable at September 30, 2007	200,000	$.01
Options exercisable at December 31, 2006	250,000	$.01

The following tables summarize information about fixed stock options outstanding and exercisable at September 30, 2007:

Stock Options Outstanding
Number of Shares Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price
200,000	3.00	$.01
200,000	3.00	$.01

The Company has elected to follow SFAS 123R in accounting for its employee stock options. Accordingly, compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options is below the market price of the Company's common stock on the date of grant.

Also, the Company has granted selected executives and other key employee’s stock option awards, whose vesting is contingent continued employment. The exercise price of each option, which has a five-year life, is $.001 per share which was equal to the par value price of the Company's common stock on the date of grants.  All options are fully vested.  A summary of the status of the Company's performance-based stock option plan as of September 30, 2007 and December 31, 2006, and changes during the periods ended on those dates is presented below:

	Weighted Average	Exercise
	Number of Shares	Price

Outstanding at December 31, 2004	950,000	$0.01

Granted	15,000	$0.01
Exercised	-	--
Cancelled	-	--

Outstanding at December 31, 2005	965,000	$0.01

Granted	650,000	$0.35
Exercised	(309,000)	$0.01
Cancelled	(506,000)	$0.01

Outstanding at December 31, 2006	800,000	$0.29

Granted	19,500,000	$0.001
Exercised	(1,000,000)	$0.001
Cancelled	(150,000)	$0.35

Outstanding at September 30, 2007	19,150,000	$0.001

NOTE 4 - INCOME TAXES

Since the Company has not generated taxable income, no provision for income taxes has been provided.

Through September 30, 2007, the Company incurred net operating losses for federal tax purposes of approximately $28,200,000.  The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company’s total deferred tax asset is as follows:

September 30, 2007
Tax benefit of net operating loss carry-forward	$11,640,000
Valuation allowance	(11,640,000)
$--

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2007	December 31, 2006

Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	. (6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	--	--

The valuation allowance decreased by $2,320,000 in the three months ended September 30, 2007.  Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE 5 - COMMITMENTS AND CONTIGENCIES

Office Space Leases

The Company currently leases a small office facility on a month to month basis.

NOTE 6 - RELATED PARTY TRANSACTIONS

Our Bootie subsidiary owes an officer $220,643 and $216,143 for advances for operating expenses as of September 30, 2007 and December 31, 2006, respectively.  There are formal repayment arrangement and a stated interest rate of 10% annual on these funds.  The Company has failed to make payments and to-date the shareholder has not made a formal demand for payment.  The note is now due on demand.

Our Bootie subsidiary’s SBA note was refinanced with a trust controlled by an officer.  The note requires monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007.  The balance outstanding at September 30, 2007 and December 31, 2006 was $552,372.  No payments to principal have been made to this note. The Company has not received a formal demand or default notice for non-payment.  The note is now due on demand.

Our Bootie subsidiary owes a shareholder $2,822,477 and $2,831,477 as of September 30, 2007 and December 31, 2006, respectively, under the terms of a promissory note dated August 3, 2004.  The Company has issued 14,000,000 shares of common stock in lieu of interest.  Interest was calculated at approximately 10% over the term of the loan.  The shareholder has filed a complaint for nonpayment against the Company and the Bootie subsidiary.  The Company and the Bootie subsidiary claim defenses including satisfaction, indefinite extension, and violation of usury law.   The Company also claims as a defense that the debts, to the extent they are valid, are those of the Bootie subsidiary alone.  The parties are working towards settlement of the matter.

NOTE 7 - LITIGATION

TMT CAPITAL CORPORATION LITIGATION

Clapp Matter

On March 10, 2005, James Scott Clapp, a former instructor and manager at our cooking school, filed a suit against us in the State of New Mexico, County of Bernalillo, Second Judicial District Court (No. CV-200502007), alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, intentional infliction of emotional distress, and constructive discharge.  In summary, the complaint alleges Mr. Clapp was not paid some of the wages and moving expenses he thought he was owed, that he was promised some 10,000 shares of our stock, and that he was tricked out of some or all of these things in an outrageous and malicious fashion.  He seeks unspecified compensatory and punitive damages, plus attorney's fees and interest.  We dispute the claim. We are also currently in negotiations with Mr. Clapp to settle the claim on mutually acceptable grounds.  We were served with an Amended Complaint on October 2nd, 2006 listing additional defendants to the complaint.  On August 28th, 2007, the court entered a judgment in favor of Mr. Clapp in the amount of $26,000.00 plus interest.

Mercatus Matter

On August 7, 2006, we filed a complaint in U.S. District Court for the Southern District of New York against Mercatus & Partners, Limited (Bootie Beer Corporation v. Mercatus & Partners, Limited, 06 CV 5983).  On October 31, 2007, the Company and Mercatus  settled this litigation.  The terms of the settlement agreement are confidential.

NIR Matter

On February 9, 2007, we received notice of a legal action commenced against us by certain purchasers (the “Noteholders”) of convertible notes (the “Notes) of the Company which were purchased in September, 2006. The Noteholders allege that the Company is in default because we had not yet had declared effective a certain registration statement (the “Registration Statement”) covering the resale of common stock underlying the Notes.  Our Board of Directors received substantial comments from the Securities and Exchange Commission’s Division of Corporation Finance on the Registration Statement, including comments regarding the large number of shares of common stock to be issued, with the result that the Noteholders would control a substantial percentage of the Company’s public float.  Given the number and serious nature of the comments, our Board of Directors had serious doubts that the Registration Statement could be declared effective, which was beyond our control.  Our Board of Directors decided to withdraw the Registration Statement, which we did by a notice to the Commission.  We intend to vigorously defend the Company in this action.  We believe that the Noteholders have attempted to prevent us from obtaining alternative financing for the Company.  It is our position that the Noteholders cannot unreasonably deny us the ability to sustain operations, especially based on an event over which we have no control.  We believe the Noteholders are not entitled to recovery and we filed numerous counterclaims for damages caused by the Noteholders and their representative.  This matter is still pending.

Tennant Printing

On June 28, 2006, Tennant Printing filed a complaint for approximately $8,885 for failing to pay for printing services when due.  On December 12, 2006, Tennant Printing received a judgment against Bootie Beer Corporation.

Sichenzia Ross Friedman Ference LLP

On August 30, 2007, the Company was sued by its former legal counsel for legal fees and costs.  The Company has several defenses to this action and plans to pursue this matter vigorously.

TMT CAPITAL CORPORATION & BOOTIE SUBSIDIARY LITIGATION

The Alison Group

On October 18, 2006 The Alison Group filed a complaint for approximately $40,232 for failing to services rendered when due.  On December 21, 2006, The Alison Group received a judgment against our Bootie subsidiary for $49,441.

Gemstone Matter

On August 19, 2005, Gemstone Securities, LLC made a formal demand under Rule R-4 of the Commercial Arbitration Rules of the American Arbitration Association that a contract dispute with Bootie Holdings Corporation be arbitrated in Tampa, Florida by the American Arbitration Association in conformance with the parties' contractual arrangement.  The parties to the dispute include Bootie Holdings Corporation, Gemstone Securities, LLC and Jane Butel Corp. d/b/a Bootie Holdings Corporation.  Gemstone alleges the Company breached a March 2005 contract in which it was agreed that Gemstone would advise and assist the Company in securing and facilitating a reverse merger transaction and in securing funding with an institutional investor and/or accredited investor.  Gemstone is requesting the payment of all commissions, attorneys’ fees, costs and the granting of warrants associated with the alleged breach of agreement.  The remedy sought consists of $48,000 as the value of 2% of the 200,000,000 authorized shares of Jane Butel Corporation; $90,000 which is 9% of what is believed to have been a $1,000,000 bridge financing; payment of a 7% commission on any long term funding; and the granting of certain warrants.  We have responded to the demand and have denied all allegations and allege that claimant made numerous material misrepresentations of fact.  We believe this matter is too preliminary to predict the outcome. We are still in the process of negotiating a settlement of this dispute.

The Stans Foundation

On August 8, 2007, the Stans Foundation, a shareholder of the Company, filed a complaint for approximately $2,950,000 for loans made to our Bootie subsidiary.  Bootie intends to defend itself in this action. The shareholder has filed a complaint for nonpayment against the Company and the Bootie subsidiary.  The Company and the Bootie subsidiary claim defenses including satisfaction, indefinite extension, and violation of usury law.   The Company also claims as a defense that the debts, to the extent they are valid, are those of the Bootie subsidiary alone.  The parties are working towards settlement of the matter.

BOOTIE BEER COMPANY LITIGATION

United Grafix

On January 4, 2006, United Grafix filed a complaint against our Bootie subsidiary for approximately $8,913 for failing to pay advertising expenses when due.  On February 6, 2006 the parties entered into a Stipulation of Settlement Agreement.  Bootie was unable to pay the settlement amount and on May 5, 2006 United Grafix received a judgment against Bootie for $9,992.

Clear Channel Outdoor

On February 27, 2006, Clear Channel Outdoor filed a complaint against our Bootie subsidiary for approximately $230,000 for failing to pay a note when due.  On June 1, 2006, Clear Channel Outdoor received a judgment against our Bootie subsidiary for $244,048.

Lamar Advertising Company

On August 22 2006, Lamar Advertising Company filed a complaint against our Bootie subsidiary for approximately $ 70,261 for failing to pay advertising expenses when due.  On May 11, 2007 Lamar Advertising Company received a judgment against Bootie for $71,286.

Diversified Storage & Transfer

On September 11, 2006, Diversified Storage & Transfer filed a complaint against our Bootie subsidiary for approximately $30,918 for failing to pay storage expenses when due.  On April 13, 2007, Diversified Storage & Transfer received a judgment against Bootie for $30, 918.

Thodos & Schuld

On October 13, 2006, Thodos & Schuld filed a complaint against our Bootie subsidiary for approximately $300,000 for the repurchase of shares.  Bootie is currently negotiating a settlement.

FedEx Customer Information

On January 29, 2007, FedEx Customer Information filed a complaint against our Bootie subsidiary for approximately $4,017 for failing to pay for delivery services when due.  This matter is still being litigated.

Columbia Distributing

On April 30, 2007, Columbia Distributing filed a complaint against our Bootie subsidiary for approximately $38,656 for failing to pay product distribution expenses when due.  On June 18, 2007, Columbia Distributing received a Judgment against Bootie for $46,700.

Southern Wine & Spirits

On June 28, 2007, Southern Wine & Spirits filed a complaint against our Bootie subsidiary for damages to exceed approximately $15,000,000 for failing to pay distribution & other services.  On September 27, 2007, Southern Wine & Spirits received a judgment against Bootie for $1,193,497.

WQAM

On June 29, 2007, WQAM filed a complaint against our Bootie subsidiary for approximately $7,363 for failing to pay advertising expenses when due.  Bootie is in the process of answering this complaint.  This matter is still being litigated.

Spanish Broadcasting

On July 29, 2007, Spanish Broadcasting filed a complaint against our Bootie subsidiary for approximately $6,579 for failing pay advertising expenses when due.  On October 17, 2007, Spanish Broadcasting received a default judgment against Bootie in the amount of $9,471.79.

Casey Warehouse, LLC

On September 26, 2007, Casey Warehouse, LLC filed a complaint against Bootie Beer Company for approximately $17,859 plus interest for failing pay warehouse expenses when due.  The Bootie Beer Company is in the process of answering the complaint.

FOOTNOTE 8 - SUBSEQUENT EVENTS

On October 31, 2007, TMT Capital Corporation and Mercatus and Partners, Limited settled their litigation that was pending in the United States District Court for the Southern District of New York, discussed in Note 7, above.  The terms of the settlement agreement are confidential.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis contains a comparison of the results of operations for the three months ended September 30, 2007 and the same period in 2006, plus the results of operations for the nine months ended September 30, 2007 and the comparable period in 2006.  This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10K-SB for the year ended December 31, 2006.

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

OVERVIEW

TMT Capital Corporation (formerly known as Bootie Beer Corporation) (the “Company”) is the holding company for multiple lines of business.  As of the date of this report, the Company has two wholly owned subsidiaries: Bootie Beer Company (“Bootie”) and Blue Tropic Development Corporation (“Blue”).  The Company recently completed a reverse merger with Freedom Wireless Corporation (“Freedom”) through which the Company became the 51% owner of Freedom stock.  The Company’s immediate goals and focus are to develop its Freedom subsidiary.

Freedom was formed in 2007 to develop wireless telecommunications technologies.  In August 2007, TMT acquired a 51% majority interest in Freedom in exchange for 30,000,000 shares of TMT common stock. Freedom is a Mobile Virtual Network Operator ("MVNO") who produces and promotes multi-network hardware and services focused on wireless and voice over internet protocol (VOIP) products, including GSM / CDMA -- VoIP -- WIFI -- POTS technology.  Freedom's patent pending technology has developed a new service which allows users to bridge their current cell phones, Wi-Fi phones, POTS phones and calling cards directly to the Internet for domestic and international long distance calling.  Freedom’s products and services consist of cellular service via the MNVO, sim cards and calling cards which will be marketed to distributors, retailers and direct users.  Freedom will promote its VOIP services available to cellular phones and home phones under the trade name ZEBRA™.

Blue was formed in 2007 for the purpose of providing a business vehicle for the Company to enter the real estate market.  Currently, Blue is considering investments in real estate in the Central Florida region, focusing on oceanfront property for condominium development and multi-family properties in the major cities of Central Florida.  As of the date of this report, Blue does not own any properties.

Bootie has engaged in the business of brewing, marketing, and selling malt beverage products to a national  network of independent beer wholesalers, but currently Bootie is not brewing malt beverage products.  Bootie’s products are Bootie Beer and Bootie Light.  The United States Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau has authorized Bootie to brew and package malt beverage products at brewing facilities located in La Crosse, Wisconsin.  Additionally, Bootie holds the appropriate state and local licenses necessary to ship its products to its wholesalers.  Bootie was incorporated in the state of Florida in October 2001 as Bootie Brewing Company and registered as a Wisconsin foreign corporation in 2003.  Bootie’s name was changed to Bootie Beer Company in July 2003.

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

In December 2001, the Securities and Exchange Commission (the “Commission”) issued a cautionary advice to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Net Revenues

Net revenues for the three months ended September 30, 2007 and 2006 were $ 0 and $ 0, respectively.  As of the end of 2005, the Company had ceased distribution and production of its malt beverage products and related credits issued to customers.  The Company has been seeking capital to fund the restarting of its malt beverage operations through its Bootie subsidiary and to fund the operations of its Freedom subsidiary.  The Company has not generated any revenues to date in its Blue Tropic or Freedom subsidiaries.

Costs of Goods Sold

Costs of goods sold for the three months ended September 30, 2007 were $0 compared to $43,650 for the three months ended September 30, 2006.  The decrease is due to the cessation of production of the Company’s Bootie subsidiary’s malt beverage products.  The costs incurred in 2006 were related to our ending malt beverage production activities.

Marketing, Distribution and Administrative Expenses

Marketing, Distribution and Administrative Expenses for the three months ended September 30, 2007 were $5,455,813, compared to $574,620 for the three months ended September 30, 2006.  During the 2007 quarter, $5,075,000 was a result of employee stock compensation compared to $0 for the 2006 quarter.  The increase was due to the granting and immediate vesting of 15,000,000 options to the founders of its Freedom subsidiary.

Other Income (Expense)

Other Income (Expense) for the three months ended September 30, 2007 was $409,279 compared to ($36,070) for the three months ended September 30, 2006.  In the quarter ended September 30, 2007, there was a net decrease of $1,118,581 in the fair value of common stock warrants and embedded derivative liabilities recorded as a reduction to expense (non-cash item) compared to the fair values as of September 30, 2006.  Additionally, the Company issued debt instruments with warrants during the quarter ended September 30, 2007.  The value of these additional warrants increased from the date of grant by $74,410, which is recorded as an expense.  Also, the Company has recorded $300,000 as interest expense for stock issued as an inducement for the grant of a loan during the quarter ended September 30, 2007.

Net Income (Loss)

Net loss for the three months ended September 30, 2007 was ($5,007,240) compared to a net loss of ($654,340) for the three months ended September 30, 2006.  The increase in net loss in the third quarter of 2007 from the net loss of the third quarter of 2006 results almost entirely from the granting and full vesting of options to the founders of our Freedom subsidiary, per FAS 123R.

Dividends

The Company’s Board of Directors declared a 10% common stock dividend, on pre-split shares, for all shares issued and outstanding as of June 15, 2007.  Per this dividend, the Company issued 5,605,959 shares of common stock with a fair market value of $2,522,682 to shareholders on July 2, 2007.

Basic and Diluted Income (Loss) per Share

Our basic and diluted loss per share for the three months ended September 30, 2007 was ($0.06) compared to a net loss of ($0.01) for the three months ended September 30, 2006.  The significant increase in net loss per share in 2007 from the net loss per share in 2006 relates to the impact of the granting and full vesting of options to the founders of Freedom, per FAS 123R.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Net Revenues

Net revenues for the nine months ended September 30, 2007 and 2006 were $ 0 and ($55,396), respectively.  As of the end of 2005, the Company had ceased distribution and production of its malt beverage products and related credits issued to customers.  The Company has been seeking capital to fund the restarting of its malt beverage operations and to fund the operations of its Freedom subsidiary.

Costs of Goods Sold

Costs of goods sold for the nine months ended September 30, 2007 were $2,421 compared to $223,614 for the nine months ended September 30, 2006.  The decrease is due to the cessation of production of the Company’s malt beverage products.  The costs incurred in 2006 were related to our ending malt beverage production activities.

Marketing, Distribution and Administrative Expenses

Marketing, Distribution and Administrative Expenses for the nine months ended September 30, 2007 were $7,717,222 compared to $3,888,477 for the nine months ended September 30, 2006.  During the 2007 period, $6,558,350 related to employee stock compensation, compared to $2,463,938 during the 2006 period.  The increase was due to the granting and immediate vesting of 15,000,000 options to the founders of Freedom.

Other Income (Expense)

Other Income (Expense) for the nine months ended September 30, 2007 was $(1,165,015) compared to ($204,426) for the nine months ended September 30, 2006.  In the nine months ended September 30, 2007, there was a net decrease of ($909,986) in the fair value of common stock warrants and embedded derivative liabilities recorded as a reduction to expense (non-cash item) compared to the fair values as of December 31, 2006.  Additionally, the Company issued debt instruments with warrants during the nine months ended September 30, 2007.  The value of these additional warrants increased from the date of grant by $224,775, which is recorded as an expense.  Also, the Company has recorded $979,998 as interest expense for stock issued as an inducement for the grant of a loan during the nine months ended September 30, 2007.

Net Income (Loss)

Net income (loss) for the nine months ended September 30, 2007 was ($8,845,364) compared to a net loss of ($4,371,913) for the nine months ended September 30, 2006.  The major increase to net loss in 2007 compared to the net loss of 2006 results from the vesting of options granted to employees of TMT and to the founders of Freedom.

Dividends

The Company’s Board of Directors declared a 10% common stock dividend, on pre-split shares, for all shares issued and outstanding as of June 15, 2007.  Per this dividend, the Company issued 5,605,959 shares of common shares with a fair market value of $2,522,682 to shareholders on July 2, 2007.

Basic and Diluted Income (Loss) per Share

Our basic and diluted income (loss) per share for the nine months ended September 30, 2007 was $(0.12) compared to a net loss of ($0.07) for the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, our total current assets were $45,710 and our total current liabilities were $8,430,305.  Our Stockholder's Deficit at September 30, 2007 was ($4,038,937).

As of September 30, 2007, we had liabilities of $14,165,469, of which $4,367,985 relates to the change in value of various derivatives.  We are not making the agreed upon annual or semi-annual interest payments on the debt under our convertible notes, which are due in 2008.  Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations if we are unable to generate sufficient cash flow or obtain outside investments or funds for required payments, or if we fail to comply with covenants in our debt, we will be in default.

Financing Activities

Note Payable–February 2007

During February 2007, an unrelated party provided the Company with a $100,000 loan.  This loan has no set repayment date, but does require the Company to repay the lender with proceeds from the Company’s Regulation S offering to overseas investors.  As compensation for this loan, the Company gave the lender warrants to purchase 1,000,000 shares of the Company’s common stock at $0.001 per share, exercisable over a five year period.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $1.90, an interest rate of 4.67% and a volatility of 356%.  The relative fair value of the warrants at inception was $95,000 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over ten months and charged as interest expense using the straight line method.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On September 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 1,000,000 warrants at market price of common stock on the date of measurement of $0.28 per share, exercise price of $0.001, a risk-free interest rate of 4.23%, expected volatility of 399% and expected life of 4.50 years.  The fair value of the warrants as of September 30, 2007 was $280,000, a decrease of $80,000 from the $360,000 recorded at June 30, 2007.  This decrease of the fair value of the warrants was credited to the Statements of Operations as a reduction to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

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

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On September 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 250,000 warrants at market price of common stock on the date of measurement of $0.28 per share, exercise price of $0.001, a risk-free interest rate of 4.23%, expected volatility of 399% and expected life of 4.50 years.  The fair value of the warrants as of September 30, 2007 was $69,996, an increase of $69,996 from the $0 recorded at June 30, 2007.  This increase of the fair value of the warrants was charged to the Statements of Operations as an increase to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and increased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – June 2007

During June 2007, two unrelated parties entered into an agreement to loan the Company $257,644 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 600,000 shares of common stock and (B) a total of 600,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.30 (market price on the date of the loan) and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.30, an interest rate of 5.05% and a volatility of 385%.  The relative fair value of the warrants at inception was $105,966 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On September 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 600,000 warrants at market price of common stock on the date of measurement of $0.28 per share, exercise price of $0.30, a risk-free interest rate of 4.23%, expected volatility of 399% and expected life of 4.75 years.  The fair value of the warrants was $167,998 as of September 30, 2007, a decrease of $47,999 from the $215,997 recorded at June 30, 2007.  This decrease of the fair value of the warrants was credited to the Statements of Operations as a reduction to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – July 2007

During July 2007, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 750,000 shares of common stock and (B) a total of 750,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.50 and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.39, an interest rate of 4,98% and a volatility of 387%.  The relative fair value of the warrants at inception was $135,583 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  On September 30, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 750,000 warrants at market price of common stock on the date of measurement of $0.28 per share, exercise price of $0.50, a risk-free interest rate of 4.23%, expected volatility of 399% and expected life of 4.75 years.  The fair value of the warrants was $209,993 as of September 30, 2007, an increase of $74,410 from the $135,583 recorded at inception.  This increase of the fair value of the warrants was charged to the Statements of Operations as an increase to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and increased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Sale of Unregistered Stock:

We have sold 1,557,992 shares of unregistered stock, in private transactions, raising a total of $109,918 during 2007.

Inflation

We do not believe that inflation has had or is likely to have any significant impact on our operations.

CAPITAL COMMITMENTS

We have an employment agreement with our Chairman, Chief Executive Officer and Interim Chief Financial Officer, Tania M. Torruella, for a monthly salary of $10,000.  The agreement was signed on September 1, 2005.  Ms. Torruella has agreed to take compensation of $7,500 per month since July 1, 2005.  The Board of Directors and Ms. Torruella have agreed that the agreement signed September 1, 2005 will be in full force with the exception of the monthly compensation until further notice.

SUBSIDIARIES

As of September 30, 2007, we had two wholly-owned subsidiaries: Bootie and Blue.  Additionally, as of August 15, 2007, we own 51% of Freedom.

ITEM 3.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our  management  evaluated, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of  1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM  1.

LEGAL  PROCEEDINGS

TMT CAPITAL CORPORATION LITIGATION

Clapp Matter

On March 10, 2005, James Scott Clapp, a former instructor and manager at our cooking school, filed a suit against us in the State of New Mexico, County of Bernalillo, Second Judicial District Court (No. CV-200502007), alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, intentional infliction of emotional distress, and constructive discharge.  In summary, the complaint alleges Mr. Clapp was not paid some of the wages and moving expenses he thought he was owed, that he was promised some 10,000 shares of our stock, and that he was tricked out of some or all of these things in an outrageous and malicious fashion.  He seeks unspecified compensatory and punitive damages, plus attorney's fees and interest.  We dispute the claim.  We are also currently in negotiations with Mr. Clapp to settle the claim on mutually acceptable grounds.  We were served with an Amended Complaint on October 2nd, 2006 listing additional defendants to the complaint.  On August 28th, 2007, the court entered a judgment in favor of Mr. Clapp in the amount of $26,000.00 plus interest.

Mercatus Matter

On August 7, 2006, we filed a complaint in U.S. District Court for the Southern District of New York against Mercatus & Partners, Limited (Bootie Beer Corporation v. Mercatus & Partners, Limited, 06 CV 5983).  On October 31, 2007, the Company and Mercatus  settled this litigation.  The terms of the settlement agreement are confidential.

NIR Matter

On February 9, 2007, we received notice of a legal action commenced against us by certain purchasers (the “Noteholders”) of convertible notes (the “Notes) of the Company which were purchased in September, 2006.  The Noteholders allege that the Company is in default because we had not yet had declared effective a certain registration statement (the “Registration Statement”) covering the resale of common stock underlying the Notes.  Our Board of Directors received substantial comments from the Securities and Exchange Commission’s Division of Corporation Finance on the Registration Statement, including comments regarding the large number of shares of common stock to be issued, with the result that the Noteholders would control a substantial percentage of the Company’s public float.  Given the number and serious nature of the comments, our Board of Directors had serious doubts that the Registration Statement could be declared effective, which was beyond our control.  Our Board of Directors decided to withdraw the Registration Statement, which we did by a notice to the Commission.  We intend to vigorously defend the Company in this action.  We believe that the Noteholders have attempted to prevent us from obtaining alternative financing for the Company.  It is our position that the Noteholders cannot unreasonably deny us the ability to sustain operations, especially based on an event over which we have no control.  We believe the Noteholders are not entitled to recovery and we filed numerous counterclaims for damages caused by the Noteholders and their representative.  This matter is still pending.

Tennant Printing

On June 28, 2006, Tennant Printing filed a complaint for approximately $8,885 for failing to pay for printing services when due.  On December 12, 2006, Tennant Printing received a judgment against Bootie Beer Corporation.

Sichenzia Ross Friedman Ference LLP

On August 30, 2007, the Company was sued by its former legal counsel for legal fees and costs.  The Company has several defenses to this action and plans to pursue this matter vigorously.

TMT CAPITAL CORPORATION & BOOTIE SUBSIDIARY LITIGATION

The Alison Group

On October 18, 2006 The Alison Group filed a complaint for approximately $40,232 for failing to services rendered when due.  On December 21, 2006, The Alison Group received a judgment against our Bootie subsidiary for $49,441.

Gemstone Matter

On August 19, 2005, Gemstone Securities, LLC made a formal demand under Rule R-4 of the Commercial Arbitration Rules of the American Arbitration Association that a contract dispute with Bootie Holdings Corporation be arbitrated in Tampa, Florida by the American Arbitration Association in conformance with the parties' contractual arrangement.  The parties to the dispute include Bootie Holdings Corporation, Gemstone Securities, LLC and Jane Butel Corp. d/b/a Bootie Holdings Corporation.  Gemstone alleges the Company breached a March 2005 contract in which it was agreed that Gemstone would advise and assist the Company in securing and facilitating a reverse merger transaction and in securing funding with an institutional investor and/or accredited investor.  Gemstone is requesting the payment of all commissions, attorneys’ fees, costs and the granting of warrants associated with the alleged breach of agreement.  The remedy sought consists of $48,000 as the value of 2% of the 200,000,000 authorized shares of Jane Butel Corporation; $90,000 which is 9% of what is believed to have been a $1,000,000 bridge financing; payment of a 7% commission on any long term funding; and the granting of certain warrants.  We have responded to the demand and have denied all allegations and allege that claimant made numerous material misrepresentations of fact.  We believe this matter is too preliminary to predict the outcome. We are still in the process of negotiating a settlement of this dispute.

The Stans Foundation

On August 8, 2007, the Stans Foundation, a shareholder of the Company, filed a complaint for approximately $2,950,000 for loans made to our Bootie subsidiary.  Bootie intends to defend itself in this action.  The shareholder has filed a complaint for nonpayment against the Company and the Bootie subsidiary.  The Company and the Bootie subsidiary claim defenses including satisfaction, indefinite extension, and violation of usury law.   The Company also claims as a defense that the debts, to the extent they are valid, are those of the Bootie subsidiary alone.  The parties are working towards settlement of the matter.

BOOTIE BEER COMPANY LITIGATION

United Grafix

On January 4, 2006, United Grafix filed a complaint against our Bootie subsidiary for approximately $8,913 for failing to pay advertising expenses when due.  On February 6, 2006 the parties entered into a Stipulation of Settlement Agreement.  Bootie was unable to pay the settlement amount and on May 5, 2006 United Grafix received a judgment against Bootie for $9,992.

Clear Channel Outdoor

On February 27, 2006, Clear Channel Outdoor filed a complaint against our Bootie subsidiary for approximately $230,000 for failing to pay a note when due.  On June 1, 2006, Clear Channel Outdoor received a judgment against our Bootie subsidiary for $244,048.

Lamar Advertising Company

On August 22 2006, Lamar Advertising Company filed a complaint against our Bootie subsidiary for approximately $ 70,261 for failing to pay advertising expenses when due.  On May 11, 2007 Lamar Advertising Company received a judgment against Bootie for $71,286.

Diversified Storage & Transfer

On September 11, 2006, Diversified Storage & Transfer filed a complaint against our Bootie subsidiary for approximately $30,918 for failing to pay storage expenses when due.  On April 13, 2007, Diversified Storage & Transfer received a judgment against Bootie for $30, 918.

Thodos & Schuld

On October 13, 2006, Thodos & Schuld filed a complaint against our Bootie subsidiary for approximately $300,000 for the repurchase of shares.  Bootie is currently negotiating a settlement.

FedEx Customer Information

On January 29, 2007, FedEx Customer Information filed a complaint against our Bootie subsidiary for approximately $4,017 for failing to pay for delivery services when due.  This matter is still being litigated.

Columbia Distributing

On April 30, 2007, Columbia Distributing filed a complaint against our Bootie subsidiary for approximately $38,656 for failing to pay product distribution expenses when due.  On June 18, 2007, Columbia Distributing received a judgment against Bootie for $46,700.

Southern Wine & Spirits

On June 28, 2007, Southern Wine & Spirits filed a complaint against our Bootie subsidiary for damages to exceed approximately $15,000,000 for failing to pay distribution & other services.  On September 27, 2007, Southern Wine & Spirits received a judgment against Bootie for $1,193,497.

WQAM

On June 29, 2007, WQAM filed a complaint against our Bootie subsidiary for approximately $7,363 for failing to pay advertising expenses when due.  Bootie is in the process of answering this complaint.  This matter is still being litigated.

Spanish Broadcasting

On July 29, 2007, Spanish Broadcasting filed a complaint against our Bootie subsidiary for approximately $6,579 for failing pay advertising expenses when due.  On October 17, 2007, Spanish Broadcasting received a default judgment against Bootie in the amount of $9,471.79.

Casey Warehouse, LLC

On September 26, 2007, Casey Warehouse, LLC filed a complaint against Bootie Beer Company for approximately $17,859 plus interest for failing pay warehouse expenses when due.  The Bootie Beer Company is in the process of answering the complaint.

ITEM  2.

UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended September 30, 2007, the Company had the following common stock transactions:

The Company sold 1,146,792 shares of restricted common stock to various overseas third parties in private transactions exempt under Regulation S for net cash proceeds of $72,035.

During the three month ended September 20, 2007, the Company issued 200,000 shares of restricted stock to a consultant for business advisory services.

During the three months ended September 30, 2007, the Company issued 750,000 shares of restricted common stock as inducements for loans to various third parties in private transactions exempt under Section 4(2) of the Securities Act of 1933, as amended.

In August, 2007, the Company issued 30,000,000 shares of restricted common stock to the stockholders of Freedom in exchange for 51% of the common stock of Freedom, in which transaction, Freedom became a majority-owned subsidiary of the Company.

ITEM  3.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM  4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 14, 2007, holders of a majority of votes of shareholders consented in writing to the Company’s acquisition of a 51% interest in Freedom, which was reported on a Form 8-K dated August 15, 2007 and incorporated herein by reference.

ITEM  5.

OTHER INFORMATION

Not Applicable.

ITEM  6.

EXHIBITS

Exhibit 23

Consent of CPA

Exhibit 31

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TMT CAPITAL CORPORATION

Dated: November 13, 2007	By:	/s/ Tania M. Torruella
Tania M. Torruella
Chief Executive Officer and Director