Form 10KSB
period 2007-12-31
TMT CAPITAL CORP
filed 2008-04-14
CIK 1204853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

¨ý ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

¨ý TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

TMT CAPITAL CORPORATION

(Name of small business issuer in its charter)

———————

Florida	000-50104	85-0412495
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1890 Kentucky Avenue, Winter Park, FL 32789

(Address of Principal Executive Office) (Zip Code)

(407) 622-5999

(Registrant’s telephone number, including area code)

———————

Securities Registered Under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock, $0.001 par value per share

(Title of class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State issuer’s revenues for its most recent fiscal year. $ - 0 -

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $30, 941,488 as of March 8, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   125,315,331 as April 4, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Overview

TMT Capital Corporation (“TMT” or the “Company”) is a holding company with one operating subsidiary as of the date of this report, Freedom Wireless Corporation (“Freedom”) and one wholly-owned subsidiary, Bootie Beer Company, which is in bankruptcy.  The Company acquired a 51% majority interest in Freedom in the third quarter of 2007, in exchange for 30,000,000 shares of TMT common stock.  The Company’s immediate goals and focus are to develop the business of its Freedom subsidiary.

Freedom is a wireless reseller of cellular service, with capabilities to provide wireless service and branded cellular phones to customers throughout the United States and Canada.  On October 19, 2007  Freedom wireless became a Mobile Virtual Network Operator (MVNO), which enables Freedom to sell value priced unlimited long distance and local wireless plans, and economically priced per minute plans.  Freedom is branding their handsets and services under the names ZEBRAGSM™, ZEBRAUnlimited™ and ZEBRAMinutes™.  Through its MNVO, Freedom eliminates the high-cost of building out network infrastructure.  Freedom uses the high quality network and reliable infrastructure of third party telecoms.  The ZEBRAUnlimited™ plan has coverage of approximately 155 million potential customers in 24 of the 50 top US metropolitan markets.  The ZEBRAMinutes™ plan reaches approximately 300 million potential customers throughout the United States and Canada.

Freedom offers land line and cellular users a variety of value priced service plan options.  Through ZEBRAUnlimited™, customers may select the basic unlimited long distance and local plan, or it may add other features, such as unlimited texting, unlimited picture messaging and multi-media or unlimited internet.  When customers travel outside of the ZEBRA Unlimited™ coverage area, customers may look to the ZEBRAMinutes™ plan for value priced per minute rates and extended coverage.  Customers may select from six value priced ZEBRAMinutes™ plans, beginning from $27 for 300 minutes. Additionally, customers may select value priced texting, picture messaging, data, internet and international dialing.

Today, ZEBRAGSM™ service provides customers the lowest priced, and most coverage, unlimited long distance plan in the USA.  ZEBRAGSM™ may offer customers additional cost benefits because they may not have to purchase a new phone to receive the value priced service.  If the wireless user already owns a GSM based phone, it may qualify for unlocking and able to receive the ZEBRAGSM™ service via insertion of the ZEBRAGSM™ sim card.  A SIM card, also known as a subscriber identity module, is a smart card that stores data for GSM cellular telephone subscribers. Such data includes user identity, location and phone number, network authorization data, personal security keys, contact lists and stored text messages. Security features include authentication and encryption to protect data and prevent eavesdropping.

A SIM card and can be switched easily from one phone set to another. The portability of data offers a number of benefits. For example, a user that buys a new phone can install the current SIM card to associate the new phone with the same number and user preferences as the old one. In another common situation, if a phone's battery runs out of power, the user can easily install the card to another subscriber's phone to borrow it without running up that user's minutes. Some vendors offer prepaid SIM cards that can provide travelers with local numbers, as long as their cell phones are not locked to a specific carrier.

A device called a SIM card reader can be used to upload data from a SIM card to a computer or other device.

History

We were incorporated in the State of Florida in April 1992 under the name Institute for Strategic Business Development, Inc. to engage in the business of providing business consulting, planning and counseling services to small and medium sized businesses and as a resource center for business consultants.  In December 1996, we acquired Earth Labs, Inc., a health and beauty aid company, and changed our name to Earth Labs, Inc. in January 1997.  We cancelled the acquisition of Earth Labs, Inc. later in 1997 with the consent of the shareholders of this company and the shares we issued were returned and cancelled.  In January 1999, we acquired a majority interest in U'i Hawaii, Inc., a Hawaii corporation, which was seeking to develop a line of skin care products.  This company was unable to bring any products to market due to insufficient working capital.  We sold this company in 2002.  In September 2002 we acquired Tex-Mex, Inc., a New Mexico corporation.  In October 2002 we changed our name to Jane Butel Corporation.

Effective July 27, 2005, the Company consummated a reverse merger stock exchange agreement with Bootie Beer Company, a private company, whereby the Company acquired all issued and outstanding shares of common stock of Bootie Beer Company in exchange for 49,753,480 shares of Company common stock.  We then changed the name of the Company to Bootie Beer Corporation and Bootie Beer Company became our wholly owned subsidiary.  The reverse merger was accounted for using the purchase method.  Accordingly, the merger of the two companies was recorded as a recapitalization with Bootie Beer Corporation being treated as the continuing entity.  The transaction was accounted for as a reverse merger transaction whereby Bootie Beer Corporation became the continuing entity and the financial statements include consolidated, historical results of Bootie Beer Corporation, the subsidiary.  On April 27, 2007, the Company changed its name to TMT Capital Corporation.

Blue Tropic Development Corporation was formed in 2007 for the purpose of providing a business vehicle for the Company to enter the real estate market.  As of the filing date of this report, Blue Tropic was dissolved in order for the Company to focus all resources on the development of Freedom.

Bootie Beer Company was engaged in the business of brewing, marketing and selling malt beverage products to a national network of independent beer wholesalers.  On December 31, 2007, the Company placed its Bootie subsidiary voluntarily in Chapter 7 Bankruptcy after it was unable to acquire the financing necessary to grow and sustain operations.  After the bankruptcy action is completed, the Company intends to dissolve Bootie.

The historical financial statements presented are those of TMT Capital Corporation.  The historical financial statements presented are consolidated, historical results of Bootie Beer Company, Freedom Wireless Corporation, Blue Tropic Development Corporation and TMT Capital Corporation.

Employees

We have three employees, including administrative and management personnel.  Our relationship with our employees is excellent and none of our employees are covered by a collective bargaining agreement.

Subsequent Events

On March 6, 2008, the Company dissolved Blue Tropic Development Corporation in order to focus its energies to developing its Freedom subsidiary.

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

During the fiscal years ended December 31, 2007 and 2006 we incurred net losses of approximately $10,413,589 (including non-cash expenses of $6,756,646 for employee compensation relating to option grants) and $6,605,362 (including $4,549,984 of non-cash expense relating to the revaluation of derivatives), respectively.  We expect to continue to incur losses for at least the next 12 months.  Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

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

We will require additional funds to develop our Freedom subsidiary’s telephony business.  We anticipate that we will require approximately $1,000,000 to $7,000,000 to fund our continued operations for the fiscal year 2008.  Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we will likely be required to curtail our marketing plans and possibly cease our operations.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Loss of Tania Torruella, our Chief Executive Officer, could impair our ability to operate.

If we lose our key employee, Tania M. Torruella, or are unable to attract or retain other qualified personnel, our business could suffer.  Our success is highly dependent on our ability to attract and retain qualified management personnel.  We are highly dependent on our management, in particular, Tania Torruella, our Chief Executive Officer, who is critical to the development of our technologies and business.  Although we have entered into an employment agreement with Ms. Torruella, the loss of her services could have a material adverse effect on our operations.  If we were to lose this individual, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.  .

We are authorized to issue "blank check" preferred stock which, if issued, may adversely affect the rights of holders of our common stock.  Such an issuance would not require shareholder approval.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors, which may be issued without any further approval of our shareholders.  Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of our shareholders.  In the event of such issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for TMT and thereby prevent shareholders from receiving the maximum value for their shares.

Risks Relating to Our existing Financing Arrangement:

There are a large number of shares underlying our convertible notes and warrants that may be issued in connection with certain convertible notes, described below.  Sale of shares underlying the notes and warrants may depress the market price of our common stock and cause dilution to our existing stockholders.

The following risks relate principally to our common stock and its market value:

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock.

Our common stock has been quoted on the OTC Bulletin Board under the symbol "TMTP" since June 16, 2007.  Prior to the change in ticker symbol, our common stock had been quoted on the OTC Bulletin Board under the symbol “BTIB” since November 7, 2005.  There is a limited trading market for our common stock.  For example, during December 2007, the largest number of shares traded in one day was 66,900, with the average shares trading daily during the same month of 13,800.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

We have not paid cash dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We paid dividends in the form of additional shares of stock on our common stock in 2007 and do not anticipate paying cash dividends in the foreseeable future.  The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.  If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our common stock is deemed to be penny stock with a limited trading market.

Our common stock is currently quoted on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing.  Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The address of our principal executive office is 1890 Kentucky Avenue, Winter Park, Florida 32789.  On February 1, 2007 we relocated our office.  We are now on a month to month lease at a rent of $500 per month.

ITEM 3.

LEGAL PROCEEDINGS

TMT CAPITAL CORPORATION LITIGATION

Clapp Matter

On March 10, 2005, James Scott Clapp, a former instructor and manager at our cooking school, filed a suit against us in the State of New Mexico, County of Bernalillo, Second Judicial District Court, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, intentional infliction of emotional distress, and constructive discharge.  In summary, the complaint alleges Mr. Clapp was not paid some of the wages and moving expenses he thought he was owed, that he was promised some 10,000 shares of our stock, and that he was tricked out of some or all of these things in an outrageous and malicious fashion.  He seeks unspecified compensatory and punitive damages, plus attorney's fees and interest.  We dispute the claim.  We are also currently in negotiations with Mr. Clapp to settle the claim on mutually acceptable grounds.  We were served with an Amended Complaint on October 2, 2006 listing additional defendants to the complaint.  On August 28, 2007, the court entered a judgment in favor of Mr. Clapp in the amount of $26,000.plus interest.

Mercatus Matter

On August 7, 2006, we filed a complaint in U.S. District Court for the Southern District of New York against Mercatus & Partners, Limited (Bootie Beer Corporation v. Mercatus & Partners, Limited).  On October 31, 2007, the Company and Mercatus settled this litigation.  The terms of the settlement agreement are confidential.

NIR Matter

On February 9, 2007, we received notice of a legal action commenced against us by certain purchasers (the “Noteholders”) of convertible notes (the “Notes) of the Company which were purchased in September, 2006.  The Noteholders allege that the Company is in default because we had not yet had declared effective a certain registration statement (the “Registration Statement”) covering the resale of common stock underlying the Notes.  Our Board of Directors received substantial comments from the Securities and Exchange Commission’s Division of Corporation Finance on the Registration Statement, including comments regarding the large number of shares of common stock to be issued, with the result that the Noteholders would control a substantial percentage of the Company’s public float.  Given the number and serious nature of the comments, our Board of Directors had serious doubts that the Registration Statement could be declared effective, which was beyond our control.  Our Board of Directors decided to withdraw the Registration Statement, which we did by a notice to the Commission.  We intend to vigorously defend the Company in this action.  We believe that the Noteholders have attempted to prevent us from obtaining alternative financing for the Company.  It is our position that the Noteholders cannot unreasonably deny us the ability to sustain operations, especially based on an event over which we have no control.  We believe the Noteholders are not entitled to recovery and we filed numerous counterclaims for damages caused by the Noteholders and their representative.  NIR and the Company are currently in settlement negotiations.

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

21st Century Technologies, Inc

On November 12, 2007, 21st Century Technologies filed a complaint for approximately $710,000 for failing to pay a debenture when due.  The Company is still in the process of negotiating a settlement of this dispute

TMT CAPITAL CORPORATION & BOOTIE SUBSIDIARY LITIGATION

Gemstone Matter

On August 19, 2005, Gemstone Securities, LLC made a formal demand under Rule R-4 of the Commercial Arbitration Rules of the American Arbitration Association that a contract dispute with Bootie Holdings Corporation be arbitrated in Tampa, Florida by the American Arbitration Association in conformance with the parties' contractual arrangement.  The parties to the dispute include Bootie Holdings Corporation, Gemstone Securities, LLC and Jane Butel Corp. d/b/a Bootie Holdings Corporation.  Gemstone alleges the Company breached a March 2005 contract in which it was agreed that Gemstone would advise and assist the Company in securing and facilitating a reverse merger transaction and in securing funding with an institutional investor and/or accredited investor.  Gemstone is requesting the payment of all commissions, attorneys’ fees, costs and the granting of warrants associated with the alleged breach of agreement.  The remedy sought consists of $48,000 as the value of 2% of the 200,000,000 authorized shares of Jane Butel Corporation; $90,000 which is 9% of what is believed to have been a $1,000,000 bridge financing; payment of a 7% commission on any long term funding; and the granting of certain warrants.  We have responded to the demand and have denied all allegations and allege that claimant made numerous material misrepresentations of fact.  We believe this matter is too preliminary to predict the outcome.  The Company is still in the process of negotiating a settlement of this dispute.

The Stans Foundation

On August 8, 2007, the Stans Foundation, a shareholder of the Company, filed a complaint for approximately $2,950,000 for loans made to our Bootie subsidiary.  The Company intends to defend itself in this action for wrongfully naming the incorrect corporate entity in the suit, among other things.  Bootie is negotiating with the Stans Foundation towards a resolution of this matter.

The Alison Group

On October 18, 2006 The Alison Group filed a complaint for approximately $40,232 for failing to services rendered when due.  On December 21, 2006, The Alison Group received a judgment against our Bootie subsidiary for $49,441.  The Company is currently working towards a settlement.

BOOTIE BEER COMPANY LITIGATION

Please note that Bootie Beer Company has filed for bankruptcy and all pending claims will be handled through the bankruptcy process.

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

Thodos & Schuld

On October 13, 2006, Thodos & Schuld filed a complaint against our Bootie subsidiary for approximately $300,000 for the repurchase of shares.  On November 9, 2007, the Company and Thodos & Schuld reached a settlement.

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

Spanish Broadcasting

On July 29, 2007, Spanish Broadcasting filed a complaint against our Bootie subsidiary for approximately $6,579 for failing pay advertising expenses when due.  On October 17, 2007, Spanish Broadcasting received a default judgment against Bootie in the amount of $9,472.

Casey Warehouse, LLC

On September 26, 2007, Casey Warehouse, LLC filed a complaint against Bootie Beer Company for approximately $17,859 plus interest for failing pay warehouse expenses when due.  The Bootie Beer Company is in the process of answering the complaint.

Subsequent Events

January 9, 2008 Belmont Media files suit against TMT for services provided to its subsidiary Bootie Beer Company.  The Company has several defenses to this action and plans to pursue this matter vigorously.

February 8, 2008 Dutchess Files complaint against TMT for money owed by its Subsidiary Bootie Beer Company, this case is pending.  The Company has several defenses to this action and plans to pursue this matter vigorously.

Weed & Co., LLP filed complaint against TMT for approximately $2550 for legal services.  On April 1,2008 TMT Capital and Weed & Co, reached an agreement and settled this case. The terms of the settlement agreement are confidential.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bid and asked prices for the Company’s common stock are quoted on the OTC Bulletin Board under the symbol “TMTP.”

The high and low bid prices for our common stock for the past two years as reported in public sources of information are as follows:

	High	Low
2006
First Quarter	1.45	0.51
Second Quarter	1.15	0.30
Third Quarter	0.38	0.07
Fourth Quarter	0.40	0.07

2007
First Quarter	2.75	0.35
Second Quarter	1.70	0.30
Third Quarter	0.55	0.17
Fourth Quarter	0.45	0.16

The Company has retained Bismark Consulting as their investor relations firm.  Bismark handles all investor relations for the Company.

Shareholders

As of December 31, 2007, there were approximately 201 holders of record of our common stock.

In 2006, the Company initiated a stock buyback program pursuant to Rule 10b-18 promulgated by the Securities and Exchange Commission.  The Company announced that it would repurchase up to 2 million shares.  Under this program, the Company repurchased 215,815 shares of its common stock in open market purchases at an average price of $0.34 per share. This program ended in July 2007.

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

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, an individual.  Ms. Butel is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the closing bid price on the day of conversion.  The debentures are only convertible at 1/24th of the Face Amount after twelve months from the issuance date.  The convertible debentures pay 6% cumulative interest in cash or common stock, at Ms. Butels option, at the time of each conversion.  The debentures are payable on June 10, 2008.  Currently the balance on the debenture is $165,452.

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

On November 1, 2005, we issued convertible debentures of $192,000 to Dutchess.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at $1.00 per share.  The convertible debentures pay 10% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  This debenture was issued at a discount of $32,000We have reached a settlement with Dutchess regarding all the indebtedness to Dutchess, see below.

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

On September 27, 2005, the Company entered into an agreement with the Steve H Stans and/or Stans Foundation (an affiliate of Mr. Steven Stans, a former director) to provide short term financing to the Company and replaced all earlier loan agreements between the Company and Steve Stans and/or The Stans Foundation.  The Company and Steve Stans and/or The Stans Foundation executed a new promissory note, giving the Company a credit line of up to $2,000,000, with all principal and a single interest payment of $150,000 due on December 15, 2005.  Steve Stans and/or The Stans Foundation had the right to receive the interest payment in shares of Company common stock at $0.01 per share.  The Company subsequently issued 14,000,000 shares of common stock to Steve & Susan Stans, The Stans Foundation, Stephanie Stans Warren and Tyler Stans in lieu of interest, leaving $10,000 in interest owed or to be converted to shares at the option of the shareholder.  In 2006, The Stans Foundation loaned the Company an additional approximately $800,000.  The Company and Steve Stans and/or The Stans Foundation have not yet agreed on the repayment terms regarding this amount.  TMT is in negotiations with Steven H. Stans and /or The Stans Foundation to restructure this indebtedness.  The shareholder notes payable principal balance outstanding at December 31, 2007 and December 31, 2006 was $2,810,476.73 and $2,075,674, respectively.

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

During the year ended December 31, 2007, the Company sold 4,086,509 shares of common stock in private transactions intended to be exempt under Regulation S for proceeds to the Company of $204,359.

Common Equity

The Company's common stock began trading over the counter on July 14, 2004 and is quoted on the OTC Bulletin Board under the symbol "TMTP".

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

OVERVIEW

TMT Capital Corporation (“TMT” or the “Company”) is a holding company with one operating subsidiary as of the date of this report, Freedom Wireless Corporation (“Freedom”) and one wholly-owned subsidiary, Bootie Beer Company, which is in bankruptcy.  The Company acquired a 51% majority interest in Freedom in the third quarter of 2007, in exchange for 30,000,000 shares of TMT common stock.  The Company’s immediate goals and focus are to develop the business of its Freedom subsidiary.

Freedom is a wireless reseller of cellular service, with capabilities to provide wireless service and branded cellular phones to customers throughout the United States and Canada.  On October 19, 2007 Freedom wireless became a Mobile Virtual Network Operator (MVNO), which enables Freedom to sell value priced unlimited long distance and local wireless plans, and economically priced per minute plans.  Freedom is branding their handsets and services under the names ZEBRAGSM™, ZEBRAUnlimited™ and ZEBRAMinutes™.  Through its MNVO, Freedom eliminates the high-cost of building out network infrastructure.  Freedom uses the high quality network and reliable infrastructure of third party telecoms.  The ZEBRAUnlimited™ plan has coverage of approximately 155 million potential customers in 24 of the 50 top US metropolitan markets.  The ZEBRAMinutes™ plan reaches approximately 300 million potential customers throughout the United States and Canada.

Freedom offers land line and cellular users a variety of value priced service plan options.  Through ZEBRAUnlimited™, customers may select the basic unlimited long distance and local plan, or it may add other features, such as unlimited texting, unlimited picture messaging and multi-media or unlimited internet.  When customers travel outside of the ZEBRA Unlimited™ coverage area, customers may look to the ZEBRAMinutes™ plan for value priced per minute rates and extended coverage.  Customers may select from six value priced ZEBRAMinutes™ plans, beginning from $27 for 300 minutes. Additionally, customers may select value priced texting, picture messaging, data, internet and international dialing.

Today, ZEBRAGSM™ service provides customers the lowest priced, and most coverage, unlimited long distance plan in the USA.  ZEBRAGSM™ may offer customers additional cost benefits because they may not have to purchase a new phone to receive the value priced service.  If the wireless user already owns a GSM based phone, it may qualify for unlocking and able to receive the ZEBRAGSM™ service via insertion of the ZEBRAGSM™ sim card.  A SIM card, also known as a subscriber identity module, is a smart card that stores data for GSM cellular telephone subscribers. Such data includes user identity, location and phone number, network authorization data, personal security keys, contact lists and stored text messages. Security features include authentication and encryption to protect data and prevent eavesdropping.

A SIM card and can be switched easily from one phone set to another. The portability of data offers a number of benefits. For example, a user that buys a new phone can install the current SIM card to associate the new phone with the same number and user preferences as the old one. In another common situation, if a phone's battery runs out of power, the user can easily install the card to another subscriber's phone to borrow it without running up that user's minutes. Some vendors offer prepaid SIM cards that can provide travelers with local numbers, as long as their cell phones are not locked to a specific carrier.

A device called a SIM card reader can be used to upload data from a SIM card to a computer or other device.

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

Stock-based Compensation

We account for the issuance of our common stock or other equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable

Going Concern

Our audited financial statements for the twelve months ended December 31, 2007, reflect a net loss of ($10,413,589) and negative cash flows from operations of ($314,758).  The following non-cash items were significant contributor to the net loss:  1) option grants and vesting - $6,755,000; 2) shares issued as inducements to creditors - $1,205,000; 3) shares issued as payment for services - $630,000; and 4) warrants issued as inducement to creditors - $625,000.  These conditions indicate a need to acquire sufficient additional funding or alternative sources of capital to meet our working capital needs.  We have raised capital by selling additional shares of common stock and also issuing convertible debentures.  We expect to need to have a substantial influx of investment capital as we attempt to expand.

YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO YEAR ENDED DECEMBER 31, 2006

Net Revenues

Net revenues for the year ended December 31, 2007 were $ - 0 - compared to $ - 0 - for the year ended December 31, 2006.  This reflects our decision to terminate our activities within the malt beverage market.  Freedom did not generate any revenue in the year ended December 31, 2007.

Other Income

In 2007, there was a net change of $85,374 in the fair value of common stock warrants and embedded derivative liabilities recorded as an expense (non-cash item) compared to the fair values as of the date of inception of the convertible debentures.

In 2006, there was a net change of $4,549,984 in the fair value of common stock warrants and embedded derivative liabilities recorded as an expense (non-cash item) compared to the fair values as of the date of inception of the convertible debentures.

Operating Expenses

Operating Expenses from continuing operations for the year ended December 31, 2007 were $8,164,448 compared to $105,825 for the year ended December 31, 2006.  The increase was caused by the non-cash expensing of options vested to the management of the Company and the Freedom subsidiary which totaled $6,756,646 during 2007.  Additionally, the operating expenses in 2006 have been adjusted, in accordance with generally accepted accounting principles (“GAAP”), to reflect only the expenses associated continuing operations as of December 31, 2007.

Net Loss

Net loss for the year ended December 31, 2007 was ($10,413,589) compared to ($6,605,362) for the year ended December 31, 2006.  The increase in the net loss is related to the vesting of options by management of the Company and its Freedom subsidiary and for the shares issued as inducement to acquire financing.

Basic and Diluted Loss per Share

Our basic and diluted loss per share for the year ended December 31, 2007 was ($0.13) compared to ($0.10) for the year ended December 31, 2006.  The increased net loss per share is a result of the vesting of options by management of the Company and its Freedom subsidiary during 2007.

Liquidity and Capital Resources

As of December 31, 2007, our total current assets were $48,664 and our total current liabilities were $8,450,574.  Our Stockholder's Deficit at December 31, 2007 was ($4,492,230).

As of December 31, 2007, we had total current liabilities of $8,450,574 and incurred interest expenses in the year ended December 31, 2007 of $419,023. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future, to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

Note Payable – February 2007

During February 2007, an unrelated party provided the Company with a $100,000 loan.  This loan has no set repayment date, but does require the Company to repay the lender with proceeds from the Company’s Regulation S offering to overseas investors.  As compensation for this loan, the Company agreed to give the lender options to purchase 1,000,000 shares of the Company’s common stock at $0.55 per share, exercisable over a five year period.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $1.90, an interest rate of 4.67% and a volatility of 356%.  The relative fair value of the warrants at inception was $95,000 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over ten months and charged as interest expense using the straight line method.  This note has not been repaid as of December 31, 2007.

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the debt is requirement to utilize FAS 133 is eliminated.  On December 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 1,000,000 warrants at market price of common stock on the date of measurement of $0.32 per share, exercise price of $0.55, a risk-free interest rate of 3.45%, expected volatility of 430% and expected life of 4.15 years.  The fair value of the warrants as of December 310, 2007 was $319,995, an increase of $224,995 from the $95,000 relative fair value recorded at inception.  This increase of the fair value of the warrants was charged to the Statements of Operations as an increase to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and increased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – March 2007

During March 2007, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) one (1) share of common stock for each dollar provided by the loan and (B) a warrant to purchase a number of shares of the Company’s common stock equal to the dollar value provided by the loans, with a per share exercise price of $2.00 and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $2.00, an interest rate of 4.43% and a volatility of 357%.  The relative fair value of the warrants at inception was $166,663 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.  This note has been repaid in full.

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the debt is requirement to utilize FAS 133 is eliminated.  On December 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 250,000 warrants at market price of common stock on the date of measurement of $0.32 per share, exercise price of $0.001, a risk-free interest rate of 3.45%, expected volatility of 430% and expected life of 4.25 years.  The fair value of the warrants as of December 31, 2007 was $79,998, a decrease of $86,665 from the relative fair value of $166,663 recorded at inception.  This decrease of the fair value of the warrants was credited to the Statements of Operations as an increase to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and decreased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – June 2007

During June 2007, two unrelated parties entered into an agreement to loan the Company $257,644 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 600,000 shares of common stock and (B) a total of 600,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.30 (market price on the date of the loan) and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.30, an interest rate of 5.05% and a volatility of 385%.  The relative fair value of the warrants at inception was $105,966 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.  This note has been repaid in full.

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the debt is requirement to utilize FAS 133 is eliminated. On December 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 600,000 warrants at market price of common stock on the date of measurement of $0.32 per share, exercise price of $0.30, a risk-free interest rate of 3.45%, expected volatility of 430% and expected life of 4.50 years.  The fair value of the warrants was $191,999 as of December 31, 2007, an increase of $86,033 from the relative fair value of $105,966 recorded at inception.  This increase of the fair value of the warrants was charged to the Statements of Operations as an increase to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and increased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – July 2007

During July 2007, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 750,000 shares of common stock and (B) a total of 750,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.50 and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.39, an interest rate of 4.98% and a volatility of 387%.  The relative fair value of the warrants at inception was $135,583 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.  This note has been repaid in full.

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the debt is requirement to utilize FAS 133 is eliminated.  On December 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 750,000 warrants at market price of common stock on the date of measurement of $0.32 per share, exercise price of $0.50, a risk-free interest rate of 3.45%, expected volatility of 399% and expected life of 4.50 years.  The fair value of the warrants was $239,999 as of December 31, 2007, an increase of $104,416 from the $135,583 recorded at inception.  This increase of the fair value of the warrants was charged to the Statements of Operations as an increase to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and increased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – November 2007

During November 2007, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 750,000 shares of common stock and (B) a total of 750,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.50 and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.30, an interest rate of 3.71% and a volatility of 422%.  The relative fair value of the warrants at inception was $118,421 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.  This note has not been repaid as of December 31, 2007.

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the debt is requirement to utilize FAS 133 is eliminated.  On December 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 750,000 warrants at market price of common stock on the date of measurement of $0.32 per share, exercise price of $0.50, a risk-free interest rate of 3.45%, expected volatility of 399% and expected life of 4.50 years.  The fair value of the warrants was $239,999 as of December 31, 2007, an increase of $121,578 from the $118,421 recorded at inception.  This increase of the fair value of the warrants was charged to the Statements of Operations as an increase to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and increased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

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

During the year ended December 31, 2007, the Company issued 4,086,509 shares of common stock as a result of sales of unregistered common stock which raised $204,359.  During the year ended December 31, 2007, the Company issued 2,349,999 shares of unregistered common stock, with a value of $1,204,998 on the date of grant, as an inducement to various lenders to provide working capital to the Company.

During the year ended December 31, 2007, the Company repurchased 54,150 shares of common stock on the open market at a cost of $23,293.

During the year ended December 31, 2007, the Company declared a stock dividend and issued 5,605,959 shares of common stock to its shareholders.  These shares had a value of $2,522,682 on the date of the dividend.

During the year ended December 31, 2007, the Company issued 675,000 unregistered shares of common stock as finders’ fees.  These shares had a value of $450,700 on the date of the grant of these shares.

During the year ended December 31, 2007, the Company issued 800,000 unregistered shares of common stock as professional fees.  These shares were for services which had a value of $174,000.

During the year ended December 31, 2007, the Company issued 30,000,000 unregistered shares of common stock to acquire 51% of the Freedom subsidiary.  The value of theses shares on the closing date of the transaction was $9,900,000.

During the year ended December 31, 2007, the Company settled its litigation with Mercatus which related to a 2005 stock purchase agreement.  The Company had previously issued 10,000,000 shares of common stock to Mercatus for which the Company had never received payment.  As a result of the settlement, the Company received $510,000 cash and Mercatus was to return all of the 10,000,000 shares it had received.  As of December 31, 2007, the Company had received 5,000,000 shares of common stock from Mercatus, which were immediately retired.  The Company has frozen the remaining 5,000,000 shares of common stock via its transfer agent.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TMT Capital Corporation

We have audited the accompanying consolidated balance sheets of TMT Capital Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders equity, and cash flows for the years then ended December 31, 2007. TMT Capital Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMT Capital Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1, condition exist which raised substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the financial statements, the company filed voluntary petitions for relief under chapter 7 of the United States Bankruptcy Court on December 31, 2007 on its subsidiary Bootie Beer Company.

19

TMT CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash	$2,537	$21,773
Prepaid Expenses	39,000	17,500
Other Current Assets	3,314	3,314
Total Current Assets	44,851	42,587

FIXED ASSETS	124,000	-
Fixed Assets	124,000	-
Total Fixed Assets

OTHER ASSETS
Debt Acquisition Costs (net)	31,944	31,772
Long Term Investments - Freedom	9,900,000	-
Patents	425	-
	9,932,369	31,772
Assets of Discontinued Operations	3,813	-

Total Assets	$10,105,033	$126,902

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$810,930	$2,510,756
Convertible debt	901,077	-
Notes payable, current portion	723,476	-
Short Term Notes Payable - Vendors	--	446,723
Advances from Officer	--	216,143
Current Portion of Note Payable - Officer	417,022	552,372
Note Payable - Shareholder	84,650	2,831,477
Total Current Liabilities	2,937,155	6,557,471

LONG-TERM LIABILITIES
2006 6% Convertible Debentures and Fair value of embedded derivative	1,367,470	1,305,197
Common Stock Warrant Liability	4,719,999	4,549,984
Note Payable - Related Party	-	135,292
Convertible Debt, net of Debt Discount	-	875,453
Note payable, net of current portion	143,320	-
Total Long-Term Liabilities	6,230,789	6,865,926

Liabilities of Discontinued Operations	5,513,419	-
Total Liabilities	14,681,363	13,423,397

Minority Interest	(84,100)	-

STOCKHOLDERS’ DEFICIT
Preferred Stock	1,000	-
2,500,000 authorized shares, 1,000,000 and 0
Shares issued and outstanding, $0.001 par value
Common Stock
200,000,000 authorized shares, $.001 par value
103,253,395 and 63,825,906 shares issued and outstanding	103,254	63,826
Treasury Stock	-	(161)
Shares to be Issued	1,000	1,300
Additional Paid-in-Capital	29,370,549	9,357,802
Subscription Receivable	(1,687,500)	(3,375,000)
Accumulated Deficit	(32,280,533)	(19,344,262)

Total Stockholders' Deficit	(4,492,230)	(13,296,495)

Total Liabilities Minority Interest and S/H Deficit	$10,105,033	$126,902

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31
	2007	2006

REVENUES/(Returns)	$-	$-
COST OF SALES	-	-
Gross Profit	-	-

MARKETING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES	8,164,448	105,825
Net Loss from Operations	(8,164,448)	(105,825)

OTHER INCOME AND EXPENSES:
Interest Income	30,740	395
Interest Expense	(2,143,323)	(231,491)
Gain on Forgiveness of Debt	-	118,864
Net change in fair value of Embedded derivative and Warrants	(85,374)	(4,549,984)
Gain on settlement of Litigation	239,600	-
Total Other Income and Expenses	(1,958,357)	(4,662,216)
Less: Minority interest in net loss
Of subsidiary	62,356	-
Loss from continuing operations	(10,060,449)	(4,768,041)
Loss from discontinued operations	(353,140)	(1,837,321)
Net Loss before taxes	(10,413,589)	(6,605,362)

PROVISION FOR INCOME TAXES:
Income Tax Benefit (Expense)	-	-
Net Loss	$(10,413,589)	$(6,605,362)

Basic and Diluted Loss Per Common Share	$(0.13)	$(0.10)

Diluted Loss per Common Share	$(0.13)	$(0.10)

Weighted Average number of Common Shares used in basic per share calculations	81,778,506	64,623,024

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock		Treasury	Preferred Stock	Preferred Stock		Shares	Additional
	Shares	Par at	Stock	Shares	Par at	Shares to	to be	Paid in	Subscriptions	Accumulated
Memo	Issued	0.001		Issued	$0.001	Be Returned	Issued	Capital	Receivable	Deficit	Total

Balance at 12/31/04	36,500,000	36,500				-	-	601,170	-	(2,394,248)	(1,756,578)

Issued for Interest	12,500,000	12,500				-	-	112,500	-	-	125,000

Issued for Services	3,247,230	3,247				-	-	2,553,293	-	-	2,556,540

Beneficial Conversion Feature	-	-				-	-	28,000	-	-	28,000

Common Stock Inducement	-	-				-	1,000	809,000	-	-	810,000

Warrant Inducement	-	-				-	-	456,579	-	-	456,579

Merger Accounting	252,801	253				-	-	1,184,749	-	(2,526,827)	(1,341,825)

Exercise of Investor Warrants	-	-				-	200	299,800	-	-	300,000

Sale of Common Stock	-	-				-	10,000	3,365,000	(3,375,000)	-	-

Net Loss	-	-				-	-	-	-	(7,817,825)	(7,817,825)

Balance at 12/31/05	52,500,031	52,500				-	11,200	9,410,091	(3,375,000)	(12,738,900)	(6,640,109)

Employee Options Granted & Exercised	3,214,000	3,214				-	100	802,455	-	-	805,769

Sale of Common Stock	10,000,000	10,000				-	(10,000)	-	-	-	-

Issued for Interest	6,536	7				-	-	2,493	-	-	2,500

Issued in Error	35,715	36				(36)					-

Issued for Prepaid Services	263,587	263				-	-	49,737	-	-	50,000

Issued upon Conversion of Notes Payable	286,786	287				-	-	59,328	-	-	59,615

Repurchase of Stock	-	-	(161)			-	-	(50,868)	-	-	(51,029)

Return of Stock from litigation	(2,480,750)	(2,481)						(915,398)	-	-	(917,879)

Net Loss	-	-				-	-	-	-	(6,605,362)	(6,605,362)

Balance at 12/31/06	63,825,905	63,826	(161)	-	-	(36)	1,300	9,357,838	(3,375,000)	(19,344,262)	(13,296,495)

Employee Options Granted & Exercised	1,162,000	1,162	-	-	-	-	(100)	12,288	-	-	13,350

Sale of Common Stock	4,086,059	4,087	-	-	-	-	-	200,273	-	-	204,360

Stock issued as inducement for loan	2,349,999	2,350	-	-	-	-	-	1,202,648	-	-	1,204,998

Vesting of employee options	-	-	-	-	-	-	-	6,755,648	-	-	6,755,648

Repurchase of stock			(55)	-	-	-	-	(23,138)	-	-	(23,193)

Retirement of common stock	(251,530)	(252)	216	-	-	36	-	-	-	-	-

Stock dividend	5,605,959	5,606	-	-	-	-	-	2,517,076	-	(2,522,682)	-

Stock issued as finders fees	675,000	675	-	-	-	-	-	450,025	-	-	450,700

Preferred stock issued for deferring compensation	-	-	-	1,000,000	1,000	-	-	-	-	-	1,000

Shares issued for services	800,000	800	-	-	-	-	-	173,200	-	-	174,000

Shares issued for acquisition	30,000,000	30,000	-	-	-	-	-	9,870,000	-	-	9,900,000

Cancel share agreement	-	-	-	-	-	-	(200)	(200)	-	-	-

Fair value of warrants issued with debt	-	-	-	-	-	-		536,991	-	-	536,991

Retire shares issued but never paid	(5,000,000)	(5,000)	-	-	-	-	-	(1,682,500)	1,687,500	-	-

Net Loss	-	-	-	-	-	-	-	-	-	(10,413,589)	(10,413,589)

Balance at 12/31/2007	103,253,395	103,254	-	1,000,000	1,000	-	1,000	29,370,549	(1,687,500)	(32,280,533)	(4,492,230)

The accompanying notes are an integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,413,589)	$(6,605,362)
Net Loss from discontinued operations	(353,140)	-
Net loss from continuing operations	(10,060,449)	(6,605,362)

Changes in operating assets and liabilities:
Depreciation	-	24,802
Write down of fixed assets	-	-
Amortization of Debt Discount	624,695	91,425
Amortization of debt acquisition costs	97,238	-
Loss of Change in fair value of
Embedded derivative and warrants	85,374	4,549,984
Non-cash employee compensation	6,756,646	-
Gain on disposal of assets	-	(1,655)
Gain on renegotiation of loans	-	(53,200)
Shares Issued for Services	630,550	809,083
Shares issued as loan inducement	1,204,998	-
Settlement of lawsuit with note payable	252,570	-
Minority interest in consolidated affiliate	(84,100)	-
Shares returned from consultant	-	(917,878)
(Incr)/Decr in A/R	-	100,880
(Incr)/Decr in A/R – Related Party	-	-
(Increase)/Decrease in Inventory	-	165,839
(Increase)/Decrease in Prepaid Expenses	(14,400)	32,500
(Increase)/Decrease in Investments	-	201,986
Increase/(Decrease) A/P and Accrued	529,128	643,317
Increase/(Decrease) in P/R Taxes Pay	-	(56,251)
Net cash provided by/ (used in) continuing operations	22,339	(1,014,530)
Net cash used in discontinued operations	(337,097)	-
Net cash used in operating activities	(314,758)	(1,014,530)

CASH FLOW FROM INVESTING ACTIVITIES:
Assets & liabilities acquired with Freedom	(48,360)	-
Capital Expenditures	-	-
Net cash used in continuing operations	(48,360)	-
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(48,360)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Bank Note Payable	-	(1,235,000)
Proceeds from Debt Financing	1,017,644	1,220,000
Payments of debt financing	(730,671)	-
Advances from Officer	50,230	382,772
Payments on advances from Officer	-	(3,397)
Proceeds from Notes Payable – Officer	84,650	-
Proceeds from Notes Payable	-	319,483
Proceeds from Notes Payable – S/H	-	855,803
Payment of notes payable – Officer	(135,350)	-
Shares Issued for Inducement	-	-
Warrants Issued for Inducement	-	-
Proceeds from Sale of Common Stock	204,360	-
Repurchase of Common Stock	(23,192)	(51,029)
Principal payments on debt	(98,203)	(471,826)

Net Cash Provided from continuing operations	390,468	1,016,806
Net cash (used in) discontinued operations	(46,586)	-
Net cash provided by financing activities	343,882	1,016,806
Net Increase (Decrease) in Cash	19,236)	2,276
Cash Balance, Begin Period	21,773	19,497
Cash Balance, End Period	$2,537	$21,773

Supplemental Disclosures:
Cash Paid for interest	$-	$-
Cash Paid for income taxes	$-	$-

Non Cash Transactions:
Shares Issued for Interest	$-	$-
Shares Issued for Services	$-	$-

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------

Nature of the Business

TMT Capital Corporation (“TMT” or the “Company”) is a holding company with one operating subsidiary as of the date of this report, Freedom Wireless Corporation (“Freedom”) and one wholly-owned subsidiary, Bootie Beer Company, which is in bankruptcy.  The Company acquired a 51% majority interest in Freedom in the third quarter of 2007, in exchange for 30,000,000 shares of TMT common stock.  The Company’s immediate goals and focus are to develop the business of its Freedom subsidiary.

Freedom is a wireless reseller of cellular service, with capabilities to provide wireless service and branded cellular phones to customers throughout the United States and Canada.  On October 19, 2007  Freedom wireless became a Mobile Virtual Network Operator (MVNO), which enables Freedom to sell value priced unlimited long distance and local wireless plans, and economically priced per minute plans.  Freedom is branding their handsets and services under the names ZEBRAGSM™, ZEBRAUnlimited™ and ZEBRAMinutes™.  Through its MNVO, Freedom eliminates the high-cost of building out network infrastructure.  Freedom uses the high quality network and reliable infrastructure of third party telecoms.  The ZEBRAUnlimited™ plan has coverage of approximately 155 million potential customers in 24 of the 50 top US metropolitan markets.  The ZEBRAMinutes™ plan reaches approximately 300 million potential customers throughout the United States and Canada.

Freedom offers land line and cellular users a variety of value priced service plan options.  Through ZEBRAUnlimited™, customers may select the basic unlimited long distance and local plan, or it may add other features, such as unlimited texting, unlimited picture messaging and multi-media or unlimited internet.  When customers travel outside of the ZEBRA Unlimited™ coverage area, customers may look to the ZEBRAMinutes™ plan for value priced per minute rates and extended coverage.  Customers may select from six value priced ZEBRAMinutes™ plans, beginning from $27 for 300 minutes. Additionally, customers may select value priced texting, picture messaging, data, internet and international dialing.

Today, ZEBRAGSM™ service provides customers the lowest priced, and most coverage, unlimited long distance plan in the USA.  ZEBRAGSM™ may offer customers additional cost benefits because they may not have to purchase a new phone to receive the value priced service.  If the wireless user already owns a GSM based phone, it may qualify for unlocking and able to receive the ZEBRAGSM™ service via insertion of the ZEBRAGSM™ sim card.  A SIM card, also known as a subscriber identity module, is a smart card that stores data for GSM cellular telephone subscribers. Such data includes user identity, location and phone number, network authorization data, personal security keys, contact lists and stored text messages. Security features include authentication and encryption to protect data and prevent eavesdropping.

A SIM card and can be switched easily from one phone set to another. The portability of data offers a number of benefits. For example, a user that buys a new phone can install the current SIM card to associate the new phone with the same number and user preferences as the old one. In another common situation, if a phone's battery runs out of power, the user can easily install the card to another subscriber's phone to borrow it without running up that user's minutes. Some vendors offer prepaid SIM cards that can provide travelers with local numbers, as long as their cell phones are not locked to a specific carrier.

A device called a SIM card reader can be used to upload data from a SIM card to a computer or other device.

Going Concern

TMT Capital Corporation’s audited financial statements for the twelve months ended December 31, 2007, reflect a net loss of ($10,413,589) and negative cash flows from operations of $(314,758).  Approximately $7,425,000 of the net loss is a result on non-cash items, including $6,755,000 for vesting of options, $1,205,000 for shares issued as inducement for loans, $630,000 for shares issued for services, and $70,000 for the change in fair value of embedded warrants. These results reflect the Company’s need to acquire sufficient sources of capital and business model objectives to meet our working capital needs.  We have raised capital by issuing convertible debentures, obtaining loans from shareholders and officers, and selling additional shares of common stock.  We anticipate the proceeds from the sale of the shares of common stock, which have yet to be collected, will provide us with our necessary cash flow needs to meet our obligations and to fund our subsidiary operations for the foreseeable future. The primary objective of the Company business model is to develop it’s wireless subsidiary  Therefore, the Company seeks investment capital to fund operations to aid in the pursuit and development of Freedom Wireless subsidiary.

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

Accounts Receivable

Freedom grants credit to customers within the United States of America and retains a collateral position in the goods according to the terms of the sales contracts.  This subsidiary’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by this subsidiary.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes is sufficient.  At December 31, 2007 and December 31, 2006, accounts receivable were recorded at their net realizable value.

Inventories

Freedom’s inventories, which consist principally of finished goods specifically sim cards.

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

Segment Information

The Company currently operates in one business segments.  As of December 31, 2007, no significant activity has occurred outside of the Freedom Wireless Corporation line of business and TMT Capital.

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

Net Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding.  For all periods, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses.  At December 31, 2007 and December 31, 2006 there were vested options outstanding to purchase 20,150,000 and 900,000 common shares, respectively, which may dilute future earnings per share.  At December 31, 2007 and December 31, 2006 there were non-vested options outstanding to purchase 2,000,000 and 150,000, respectively, common shares which may dilute future earnings per share.  Additionally, warrants to purchase 15,599,999 shares of common stock which may dilute future earnings per share remained outstanding with various investors.

Revenue Recognition

The Company plans to generate revenue primarily via providing voice, data, video, and text services.  These services are intended to be provided on a monthly basis, Revenue for these services will be recognized ratably over the service period.  The Company also intends to provide for the direct sale of certain wireless handsets.  The revenue from the sale of the handsets will be recognized when the product has been shipped to the customer.

Research and Development Costs

Research and development costs are expensed as incurred.

Concentrations

None currently

Gain on forgiveness of debt.

In November 2006, the Company renegotiated the terms of its debt obligations to Dutchess Private Equity Funds.  As a result of this renegotiation, the Company reduced its obligations to Dutchess by a total of $118,864, comprised of $53,200 of principal and $65,664 of accrued interest.

Net gain on settlement of litigation

During 2007, the Company settled two lawsuits.  The first involved an investment made by Mercatus for the purchase of the Company’s common stock in 2005.  The Company issued the stock but the investors never paid the $3,375,000 as agreed.  As part of the settlement with Mercatus, Mercatus paid the Company $510,000 and agreed to return the stock certificates.  As of December 31, 2007, Mercatus has paid the $510,000 cash, but has only returned 5,000,000 shares.  Mercatus must return the remaining 5,000,000 shares or the Company could further litigate.

In an unrelated matter, the Company agreed to repay two investors $5,000 per month for 12 months and $7,500 for an additional 12 months to retire theirs shares.

NOTE 2 - FINANCING ARRANGEMENTS

Bank Line of Credit

On January 5, 2006, the Bootie subsidiary established a credit line with a bank with a credit limit of $1,235,000.  The bank line of credit was secured to $790,000 by a shareholder’s certain assets.  The Subsidiary awarded Steve Stans 1,000,000 shares of the common stock on September 13, 2005 as an inducement to provide financing and the collateral of $790,000.  Interest expense of $810,000 was recorded as of December 15, 2005 to reflect the issuance of these shares.  On May 26, 2006, the bank closed the credit line and demanded payment of $1,235,000 plus outstanding interest and fees. The Company did not have the available cash so the bank utilized all of the assigned collateral to pay off the principal amount of the loan including the collateral cash deposit of a shareholder.  The amount collected from the shareholder is now reflected as a Note Payable – Shareholder.

Advances from Officer

An officer of the Company has advanced funds to the Bootie subsidiary over time for payment of operating expenses.  There are formal repayment arrangement and a stated interest rate of 10% annual on these funds.  The balance due to an officer which remained outstanding at December 31, 2007 and December 31, 2006 was $218,643 and 216,143, respectively.

Short-term Notes Payable - Vendors

In 2005, the Bootie subsidiary entered into agreements with various suppliers to sign promissory notes to pay off remaining account payable balances.  The terms of the notes generally are 10% interest, with the balance in full due on demand.  The balance outstanding at December 31, 2007 and December 31, 2006 was $119,751 and 446,723, respectively.

Note Payable - Officer

The Bootie subsidiary had note payable to an officer required monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007.  The balance outstanding at December 31, 2007 and December 31, 2006 was $417,022 and $552,372, respectively.  In 2006, as part of a renegotiation, TMT guaranteed this note and is now jointly liable for the balance with Bootie.

Note Payable – Shareholder

A shareholder has made loans to the Bootie subsidiary to provide cash for continuing operations.  The Promissory Note dated August 3, 2004 made available $2,000,000 to the Subsidiary and stated that the principal balance is to be repaid on December 15, 2005.  The Subsidiary has issued 14,000,000 shares of common stock in lieu of interest.  Interest was calculated at approximately 6% over the term of the loan.  On May 26, 2006, when the bank line of credit was closed, the bank utilized the $790,000, which was provided as security on the loan by the shareholder as partial repayment.  The Subsidiary and the shareholder have not yet agreed on the key terms regarding this amount.  The note payable – shareholder balance outstanding at December 31, 2007 and December 31, 2006 was $2,895,127 and 2,831,477, respectively. During 2007, various individual shareholders made loans to the Freedom subsidiary.  These notes bear varying interest rates and are all for less than 12 months.  No repayments have been made on these notes.

Convertible Debentures

On June 6, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion.  The debenture is only convertible at 1/12th of the Face Amount after twelve months from the issuance date.  The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  The debentures are payable on June 6, 2008.  The balance of this debenture as of December 31, 2007 is $710,000.

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, an individual.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion.  The debenture is only convertible at 1/24th of the Face Amount after twelve months from the issuance date.  The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  The debentures are payable on June 10, 2008.  The balance of this debenture as of December 31, 2007 is $165,452.

The Company entered in a note with Janet E. Freeman Trust in August 2002 in the amount of $25,000.  The note carries interest at the rate of 10% and matured in February 2003.  The Company has been unable to make payment on the note in satisfaction of the terms of the note. In July 2005, the note was restructured as a $25,625 convertible debenture, with interest payable at 6%.

Dutchess Loans

From June 2005 through November 2005, the Company issued convertible debentures to Dutchess Private Equities Fund, II, LP.  These debentures totaled $553,300 and were issued at a combined discount of $55,000.  Related to these debentures, the Company also issued 2,493,750 shares of common stock to Michael Novielli as compensation for acquiring these loans.

In July 2006, Dutchess Capital Management, LLC. and Michael Novielli demanded arbitration for the alleged breach by us of our obligations under five debentures with an aggregate face value of $553,200 issued to Dutchess from June through November 2005, and the alleged breach of our obligations under the terms of a consulting agreement with Mr. Novielli (Dutchess Private Equities Fund, II LP and Michael Novielli v. Bootie Beer Company, AAA Case No. 11-180-Y-01001-06). We asserted various counterclaims.  In November 2006, all matters between us, Dutchess and Mr. Novielli were resolved. The resolution reduces the aggregate face value of the Dutchess debt, plus any accrued interest to $500,000 and requires Mr. Novielli to return 2,480,750 shares of the Company’s common stock which had previously been issued to him.  As part of the settlement, the Company paid Dutchess $200,000 of the $500,000 with funds received from the second tranche of 6% convertible debt, and agreed to pay Dutchess $300,000 of the $700,000 with funds to be received from the third tranche of the 6% Convertible Debenture, which have not been received.  The balance outstanding as of December 31, 2007 and December 31, 2006 was $300,000.

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

The Company paid The National Investment Resources, LLC (NIR) a brokerage fee of $35,000.  The amount paid to NIR in connection with the Debentures was capitalized and will be charged to interest expense over the three-year term of the Debentures on a straight line basis as this approximates the effective interest method.  The amount of this capitalized debt acquisition cost charged as interest during the twelve months ended December 31, 2007 was

$11,667.  The net proceeds after deducting these brokerage fees, and other expenses, were utilized for working capital.

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

The Company uses the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period until the debt is extinguished.  The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture.  The fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of sale of $0.11 and $0.09 per share, respectively, exercise price of $0.20, risk-free interest rate of 4.95% and 4.63% respectively, expected volatility of 300-315% and expected life of seven years.  The relative fair value of the warrants totaled $642,326 and was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.  The portion of the relative fair value of the warrants charged to interest expense, using the effective interest method, for the twelve months ended December 31, 2007 was $30,961.

The fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes valuation model with the following assumptions: (i) the market price of the common stock on the date of sale of $0.11 and $0.09 per share, respectively, (ii) the conversion equal to 50% of the market price, (iii) the risk free interest rate of 4.95% and 4.63% respectively (iv) expected volatility of 300% - 315% and (v) expected life of three years.  The relative fair value of the embedded conversion feature of $657,673 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.  The portion of the fair value of the embedded conversion feature charged to interest expense, using the effective interest method, for the twelve months ended December 31, 2007 was $31,312.

September 2006 Issuances

Convertible Secured Debentures due September 20, 2009: 6% per annum	$700,000
Common Stock Warrant liability	$(366,657
Embedded derivative liability	$(333,343
Convertible Debenture as the date of sale	$--
Amortization of discount on warrants & embedded feature as of December 31, 2007	$40,187
Conversion of debentures through December 31, 2007, 2006	$--
Convertible Secured Debenture Liability as of December 31, 2006	$40,187
Embedded Derivative Liability	700,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$740,187

November 2006 Issuances

Convertible Secured Debentures due November 09, 2009: 6% per annum	$600,000
Common Stock Warrant liability	$(275,669)
Embedded derivative liability	$(324,331)
Convertible Debenture as the date of sale	$--
Amortization of discount on warrants & embedded feature as of December 30, 2007	$27,283
Conversion of debentures through December 31, 2007	$--
Convertible Secured Debenture Liability as of December 31, 2007	$27,283
Embedded Derivative Liability	600,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$627,283

Total – 2006 Convertible Secured Debentures

Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$1,367,470

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

The Company uses the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period until the debt is extinguished. On December 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of measurement of $0.32 per share, exercise price of $0.20, a risk-free interest rate of 3.45%, expected volatility of 430% and expected life of 575 years.  The fair value of the warrants was $4,159,999 at December 31, 2007, a decrease of $389,985 from the $4,549,984 recorded as of December 31, 2006.  This decrease of the fair value of the warrants was credited to the Statements of Operations as a reduction to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Likewise the Company is also required to measure the fair value of the embedded conversion feature allocated to the Debentures liability based upon the Black-Scholes valuation model on the date of each reporting period.  On December 31, 2007 the fair value of this feature was based on the following assumptions: (i) the market price of the common stock on the date of measurement of $0.32 per share and (ii) the conversion price of 50% of the market price.  The fair value of the embedded conversion feature was $1,300,000, no change in value from the $1,300,000 recorded at December 31, 2006.  Any change to the fair value of the embedded conversion feature would be charged to the Consolidated Statements of Operations expensed as Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and was credited to the Embedded Derivative Liability.

Upon full payment of the Debentures (through repayment or conversion to equity) the fair value of the warrants on that date will be reclassified to equity.

Note Payable – February 2007

During February 2007, an unrelated party provided the Company with a $100,000 advance.  The advance has no set repayment date, but does require the Company to repay the lender with proceeds from the Company’s Regulation S offering to overseas investors.  As compensation for this advance, the Company agreed to give the lender options to purchase 1,000,000 shares of the Company’s common stock at $0.55 per share, exercisable over a five year period.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $1.90, an interest rate of 4.67% and a volatility of 356%.  The relative fair value of the warrants at inception was $95,000 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over ten months and charged as interest expense using the straight line method.

Until the debt is retired, the Company uses the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period. On December 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 1,000,000 warrants at market price of common stock on the date of measurement of $0.32 per share, exercise price of $0.55, a risk-free interest rate of 3.45%, expected volatility of 430% and expected life of 4.15 years.  The fair value of the warrants as of December 310, 2007 was $319,995, an increase of $224,995 from the $95,000 relative fair value recorded at inception.  This increase of the fair value of the warrants was charged to the Statements of Operations as an increase to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and increased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

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

Until the debt is retired, the Company uses the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period.  This debt was retired on June 20, 2007.  On that date, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions:  249,999 warrants at market price of common stock on the date of measurement of $0.32 per share, exercise price of $2.00, a risk-free interest rate of 5.05%, expected volatility of 385% and expected life of 4.75 years.  Based upon these assumptions, the fair value on the date the debt was retired was $74,995, which per FAS 133 is classified as equity and was credited to Additional paid in capital.  The remaining warrant liability of $349,975 was eliminated and there was an equal credit to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability.

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

Until the debt is retired, the Company uses the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period. This debt was retired on July 11, 2007.  On that date, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions:  600,000 warrants at market price of common stock on the date of measurement of $0.39 per share, exercise price of $0.30, a risk-free interest rate of 4.98%, expected volatility of 387% and expected life of 4.93 years.  Based upon these assumptions, the fair value on the date the debt was retired was $236,997, which per FAS 133 is classified as equity and was credited to Additional paid in capital.  The remaining warrant liability of $215,997 was eliminated and there was an equal credit to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability.

Note Payable – July 2007

During July 2007, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 750,000 shares of common stock and (B) a total of 750,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.50 and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.39, an interest rate of 4.98% and a volatility of 387%.  The relative fair value of the warrants at inception was $135,583 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.

Until the debt is retired, the Company uses the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period.  This debt was retired on November 15, 2007.  On that date, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions:  750,000 warrants at market price of common stock on the date of measurement of $0.30 per share, exercise price of $0.50, a risk-free interest rate of 3.71%, expected volatility of 422% and expected life of 4.66 years.  Based upon these assumptions, the fair value on the date the debt was retired was $224,999, which per FAS 133 is classified as equity and was credited to Additional paid in capital.  The remaining warrant liability of $209,993 was eliminated and there was an equal credit to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability.

Note Payable – November 2007

During November 2007, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 750,000 shares of common stock and (B) a total of 750,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.50 and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.30, an interest rate of 3.71% and a volatility of 422%.  The relative fair value of the warrants at inception was $118,421 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount will be amortized over three months and charged as interest expense using the straight line method.

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the requirement to utilize FAS 133 is eliminated.  On December 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 750,000 warrants at market price of common stock on the date of measurement of $0.32 per share, exercise price of $0.50, a risk-free interest rate of 3.45%, expected volatility of 399% and expected life of 4.50 years.  The fair value of the warrants was $239,999 as of December 31, 2007, an increase of $121,578 from the $118,421 recorded at inception.  This increase of the fair value of the warrants was charged to the Statements of Operations as an increase to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and increased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

NOTE 3 - SHAREHOLDERS' EQUITY

-----------------------------

Preferred Stock, Series A

The Company has 5,000,000 preferred shares authorized, par value of $.001, and 1,000,000 and 0 shares outstanding as September 30, 2007 and December 31, 2006, respectively.

During the twelve months ended December 31, 2007, the Company had one preferred stock transaction – the Company granted 1,000,000 shares of Preferred A stock to the CEO of the company as compensation for deferring her payroll.

Shares of Series A Preferred Stock have one hundred (100) votes per share and, except where required by law, shall vote with the Common Stock as a single class upon any matters submitted to the shareholders for a vote, including, but not limited to, the election of directors.

Preferred Stock, Series B

The Company has 20,000,000 preferred shares authorized, par value of $.001, and 1,000,000 and 0 shares outstanding as December 31, 2007 and December 31, 2006, respectively.

Common Stock

The Company has 200,000,000 common shares authorized and 103,253,395 and 63,825,906 outstanding, as of December 31, 2007 and December 31, 2006, respectively.

During the twelve months ended December 31, 2007, the Company had the following common stock transactions;

1.

2,349,999 shares as a loan inducement;

2.

4,086,509 shares were issued for cash received in private transactions;

3.

30,000,000 shares issued to acquire 51% of Freedom Wireless;

4.

1,162,000 shares were issued to employees upon exercise of options;

5.

retired 251,530 shares of common stock which had been repurchased on the open market;

6.

800,000 shares were issued to one of our legal counsels as payment for services rendered;

7.

675,000 shares were issued as finders fees;

8.

5,605,959 shares were issued as a stock dividend;

9.

Retired 5,000,000 shares which were returned to TMT per court settlement with Mercatus.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV ONE.  These shares were subsequently issued during the three months ended March 31, 2006.  On October 31, 2007, the Company and Mercatus agreed to a settlement.  One of the provisions of the settlement was that Mercatus return two 5,000,000 share TMT stock certificates the Company.  At December 31, 2007, and through the date of this report, we have received and retired one 5,000,000 share TMT stock certificate, but have not yet received the second 5,000,000 share stock certificate.

On December 29, 2005, we sold 5,000,000 additional shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV TWO.  These shares were subsequently issued during the three months ended March 31, 2006.  On October 31, 2007, the Company and Mercatus agreed to a settlement.  One of the provisions of the settlement was that Mercatus return two 5,000,000 share TMT stock certificates the Company.  At December 31, 2007, and through the date of this report, we have received and retired one 5,000,000 share TMT stock certificate, but have not yet received the second 5,000,000 share stock certificate.

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

The Company issued stock options in 2004, 2005, 2006 and 2007.  As of December 31, 2007 and December 31, 2006, there were 18,150,000 vested and 2,000,000 stock options which vest at various times over the next two years.  The exercise price for 1,000,000 options is $0.55; for 650,000 options, the exercise price is $0.35; all other stock options have an exercise price of $0.001.

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

	Weighted Average	Exercise
	Number of Shares	Price
Outstanding at December 31, 2004	1,750,000	$.01
2005
Granted	5,000	$.01
Exercised	0	$.00
Cancelled	0	$.00

Outstanding at December 31, 2005	1,755,000	$.01
2006
Granted	0	$.00
Exercised	0	$.00
Cancelled	(1,505,000)	$.01

Outstanding at December 31, 2006	250,000	$.01
2007
Granted	0	$.00
Exercised	(50,000)	$.00
Cancelled	0	$.00
Outstanding at December 31, 2007	200,000	$.01
Options exercisable at December 31, 2007	200,000	$.01
Options exercisable at December 31, 2006	250,000	$.01

The following tables summarize information about fixed stock options outstanding and exercisable at December 31, 2007:

Stock Options Outstanding
Number of Shares Outstanding	Remaining Contractual Life in Years	Weighted- Average Exercise Price
200,000	2.00	$.01
200,000	2.00	$.01

The Company has elected to follow SFAS 123R in accounting for its employee stock options. Accordingly, compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options is below the market price of the Company's common stock on the date of grant.

Also, the Company has granted selected executives and other key employee’s stock option awards, whose vesting is contingent continued employment. Each option varies in its exercise price and has a five-year life.  A summary of the status of the Company's performance-based stock option plan as of December 31, 2007 and December 31, 2006, and changes during the periods ended on those dates is presented below:

	Weighted Average	Exercise
	Number of Shares	Price
Outstanding at December 31, 2005	965,000	$0.01

Granted	650,000	$0.35
Exercised	(309,000)	$0.01
Cancelled	(506,000)	$0.01

Outstanding at December 31, 2006	800,000	$0.29

Granted	20,500,000	$0.03
Exercised	(1,000,000)	$0.001
Cancelled	(150,000)	$0.35

Outstanding at December 31, 2007	19,150,000	$0.029

WARRANTS

During the year ended December 31, 2007, the Company granted warrants to acquire as follows:

a.

249,999 shares of common stock in connection with the March 2007 financing.  The warrants are exercisable at $2.00 per share, were fully vested at the date of grant and have a five year term.  The relative fair value of these warrants was approximately $166,663, all of which was amortized to interest expense during 2007.

b.

600,000 shares of common stock in connection with the June 2007 financing.  The warrants are exercisable at $0.30 per share, were fully vested at the date of grant and have a five year term.  The relative fair value of these warrants was approximately $105,966, all of which was amortized to interest expense during 2007.

c.

750,000 shares of common stock in connection with the July 2007 financing.  The warrants are exercisable at $0.50 per share, were fully vested at the date of grant and have a five year term.  The relative fair value of these warrants was approximately $135,583, all of which was amortized to interest expense during 2007.

d.

750,000 shares of common stock in connection with the November 2007 financing.  The warrants are exercisable at $0.50 per share, were fully vested at the date of grant and have a five year term.  The relative fair value of these warrants was approximately $118,421, of which $59,210 was amortized to interest expense during 2007.

During the year ended December 31, 2006, the Company granted warrants to acquire as follows:

e.

13,000,000 shares of common stock in connection with the September 2006 and November 2006 financings.  The warrants are exercisable at $0.20 per share, were fully vested at the date of grant and have a seven year term.  The relative fair value of these warrants was approximately $642,000.  During 2006, approximately $3,000 related to these warrants was amortized to interest expense.

	Weighted Average	Exercise
	Number of Shares	Price
Outstanding at December 31, 2005	468,000	$1.00

Granted	13,000,000	$0.20
Exercised	-	--
Cancelled	-	--

Outstanding at December 31, 2006	13,468,000	$0.23

Granted	2,349,999	$0.61
Exercised	--	--
Cancelled	--	--

Outstanding at December 31, 2007	15,817,999	$0.28

NOTE 4 - INCOME TAXES

---------------------

Since the Company has not generated taxable income, no provision for income taxes has been provided.

Through December 31, 2007, the Company incurred net operating losses for federal tax purposes of approximately $29,732,000. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company's total deferred tax asset is as follows:

	December 31, 2006
Tax benefit of net operating loss carry-forward		$11,892,000
Valuation allowance		(11,892,000)
	$	---

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2007	December 31, 2006
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax.	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

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

NOTE 6 - RELATED PARTY TRANSACTIONS

-----------------------------------

The Company owes its CEO $218,643 and $216,143 for advances to the Bootie subsidiary for operating expenses as of December 31, 2007 and December 31, 2006, respectively.  There is no stated interest rate or other terms for these advances, although the Company is assuming a 10% interest rate.

The Company owes a shareholder $2,895,127 and $2,831,477 as of December 31, 2007 and December 31, 2006, respectively, under the terms of promissory notes dated July 2005 and September 2005.  Per the agreements, the Company is accruing interest at a 6% per annum

FOOTNOTE 7 - SUBSEQUENT EVENTS

------------------------------

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

On December 31, 2007 TMT’s subsidiary, Bootie Beer Company filed Chapter 7 Bankruptcy.

FOOTNOTE 8 - FINANCIAL ACCOUNTING DEVELOPMENTS:

Recently issued Accounting Pronouncements

-----------------------------------------

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US Generally Accepted Accounting Principle (“GAAP”) standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by DCT January 1, 2008. DCT is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by DCT January 1, 2008. DCT does not expect the adoption of SFAS 159 to result in a significant impact on its consolidated financial position, cash flows and results of operations.

In June 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development activities” (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2008. DCT is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. DCT is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

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

With the participation of management, the Company’s Chief Executive Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the conclusion of the fiscal quarter ended December 31, 2007.  Based upon this evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Change in Internal Controls

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s management, in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

ITEM 8B

OTHER INFORMATION

None

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

NAME	AGE	POSITION
Tania M. Torruella	48	Chairman of the Board/President/Chief Executive Officer

Charly McCue	48	Secretary/Controller

Tania M. Torruella has been our Chief Executive Officer since July 28, 2005. From October 2001 until our reverse merger with that entity, she had been Chief Executive Officer of Bootie Beer Company. Ms. Torruella holds a BS in Finance from Sanford University, Birmingham, Alabama in 2002, while working as a broker, Ms. Torruella’ securities license was revoked for failing to attend an NASD hearing at the advice of her legal counsel. The hearing was held in connection with customer claims against Merrill Lynch, her former employer, for losses that they had suffered during the sharp downturn in the financial markets in 2000 and 2001. Ms. Torruella was never named in any of the lawsuits and was never found to have committed any wrongdoing.

On November 13, 2006, Paul Beleckas resigned as a director and president of the Company and Ms. Torruella was appointed interim President by the Board.

ITEM 10

EXECUTIVE COMPENSATION

Summary Compensation Table

						Long Term Comp
						Securities	LTIP	All Other
Name & Principal Position	Year	Salary	Bonus	Other Annual Comp	Restricted Stock Awards	Underlying Options/SARS	Payout	Comp
Tania M. Torruella, CEO/ President	2007	$90,000	0	0	0	0	0	0
	2006	$90,000	0	$3,500	0	0	0	0
	2005	$105,000	0	0	0	0	0	0
Paul Beleckas, President	2006	$91,076	0	$6,245	0	0	0	0
	2005	$105,000	0	$7,200	0	0	0	0
Charly McCue Secretary/Controller	2007	96,000	0	0	0	0	0	0
	2006	$66,981	0	0	0	0	0	0
	2005	$48,960	0	0	0	0	0	0

Employment Agreements

We have an employment agreement with our Chairman, Chief Executive Officer and President, Tania M. Torruella, for $10,000 per month for twelve months.  The agreement was signed on September 1, 2005.  Ms. Torruella has agreed to take compensation of $7,500 per month since July 1, 2005.  The board of directors and Tania has agreed that the agreement signed September 1, 2005 will be in full force with the exception of the monthly compensation until further notice.

Director's Compensation

We do not currently have a formal compensation plan in place for directors.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of December 31, 2007 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each current director, (iii) each of the executive officers named in the Summary Compensation Table who were serving as executive officers at the end of the 2006 fiscal year and (iv) all of our directors and current executive officers as a group:

Name and Title of Beneficial Owner	Beneficially Owned	Common Stock Percentage Owned (1)
The Torruella Family Trust, LLC (2)	34,136,828	33.1%
Freedom Wireless Corporation (3)	30,000,000	29.1%
The Stans Foundations (4)	7,700,000	7.5%
Susan & Steve Stans (5)	5,500,000	5.3%
SICAV Placeuro Compatiment Global US Equities	5,000,000	4.8%
Bootie Beer Holdings, LLC (6)	3,850,000	3.7%
Charly McCue	1,155,000	1.1%
Total	87,341,828	84.6

(1) The number of shares of common stock issued and outstanding on December 31, 2007 was 103,253,842 shares.  The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2007.

(2) Ms. Torruella, our Chairperson, Chief Executive Officer and President, have sole voting and dispositive power of 34,136,828 shares of common stock owned by The Torruella Family Trust, LLC.  The Torruella Family Trust's address is 1110 Keyes Avenue, Winter Park, FL 32789.

(3) Freedom Wireless Corporation has sole voting and dispositive power of 30,000,000 shares of common stock owned by Freedom Wireless Corporation.  Freedom Wireless Corporations address is 1890 Kentucky Avenue, Winter Park, FL 32789.

(4) The Stans Foundation has sole voting power of 7,700,000 shares issued to the Stans Foundation. The address for the Stans Foundation is 727 E Paces Ferry Rd NE, Atlanta, GA 30305

(5) Susan Stans has sole voting power of 5,500,000 shares issued to Steve and Susan E. Stans. The address for the Susan Stans is 691 Darlington Road NE, Atlanta, GA 30305.

(6) Ms. Torruella, our Chairperson, Chief Executive Officer and President, have sole voting and dispositive power of 3,850,000 shares of common stock owned by Bootie Beer Holdings, LLC.  The Bootie Beer Holdings, LLC address is 1110 Keyes Avenue, Winter Park, FL 32789.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company owes its Chief Executive Officer, Ms. Torruella, $218,643 and $216,143 for advances for operating expenses as of December 31, 2007 and December 31, 2006, respectively. There is no stated interest rate or other terms for these advances, although the Company is assuming a 10% interest rate.

ITEM 13.

EXHIBITS

 (a) The following exhibits are furnished in this report.

Exhibit Number	Description
23.1	Consent of Jaspers + Hall, P.C
31.1	Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Jaspers + Hall, PC were our primary auditors for the fiscal year ended December 31, 2007 and 2006.

Audit Fees

For Jaspers & Hall, PC audit of our annual financial statements, review of Form 10-KSB, and for their review of our Quarterly Reports on Form 10-Q, Jaspers & Hall, PC billed us a total of $22,000 and $15,000 for the fiscal years ended December 31, 2007 and 2006, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The Board of Directors Pre-Approval Policy and Procedures

We do not have a separate Audit Committee.  Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2007, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors.  We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures.  On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months.  At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining Jaspers & Hall, PC's independent audit.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Park, Florida on April 11. 2008.

TMT CAPITAL CORPORATION
(Small Business Issuer)

By:	/s/ Tania M .Torruella
Tania M. Torruella
Chief Executive officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Small Business Issuer and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tania M. Torruella	Chief Executive Officer	April 11, 2008
Tania M. Torruella