Form 10KSB/A
period 2007-12-31
TMT CAPITAL CORP
filed 2008-06-03
CIK 1204853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Overview

TMT Capital Corporation (“TMT” or the “Company”) is a holding company with one operating subsidiary as of the date of this report, Freedom Wireless Corporation (“Freedom”) and one non-operating wholly-owned subsidiary, Bootie Beer Company, which is in bankruptcy.  The Company acquired a 51% majority interest in Freedom in the third quarter of 2007, in exchange for 30,000,000 shares of TMT common stock, plus 6,000,000 shares of TMT common stock as a finder’s fee to a third party.  The Company’s immediate goals and focus are to develop the business of its Freedom subsidiary.

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

We will require additional funds to develop our Freedom subsidiary’s telephony business.  We anticipate that we will require approximately $1 to 7 million to fund our continued operations for the fiscal year 2008.  Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we will likely be required to curtail our marketing plans and possibly cease our operations.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•

technological innovations or new products and services by us or our competitors;

•

additions or departures of key personnel;

•

sales of our common stock

•

our ability to integrate operations, technology, products and services;

•

our ability to execute our business plan;

•

operating results below expectations;

•

loss of any strategic relationship;

•

industry developments;

•

economic and other external factors; and

•

period-to-period fluctuations in our financial results.

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

Weed & Co., LLP filed complaint against TMT for approximately $2550 for legal services.  On April 1, 2008 TMT Capital and Weed & Co, reached an agreement and settled this case. The terms of the settlement agreement are confidential.

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

OVERVIEW

TMT Capital Corporation (“TMT” or the “Company”) is a holding company with one operating subsidiary as of the date of this report, Freedom Wireless Corporation (“Freedom”) and one wholly-owned subsidiary, Bootie Beer Company, which is in bankruptcy.  The Company acquired a 51% majority interest in Freedom in the third quarter of 2007, in exchange for 30,000,000 shares of TMT common stock, plus 6,000,000 shares of TMT common stock as a finder’s fee to a third party.  The Company’s immediate goals and focus are to develop the business of its Freedom subsidiary.

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

Operating Expenses

Operating Expenses from continuing operations for the year ended December 31, 2007 were $8,164,448 compared to $105,825 for the year ended December 31, 2006.  The increase was caused by the non-cash expensing of options vested to the management of the Company and the Freedom subsidiary which totaled $6,756,646 during 2007.  Additionally, the operating expenses in 2006 have been adjusted; in accordance with generally accepted accounting principles (“GAAP”), to reflect only the expenses associated continuing operations as of December 31, 2007.

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

Liquidity and Capital Resources

As of December 31, 2007, our total current assets were $44,851 and our total current liabilities were $8,450,574.  Our Stockholder's Deficit at December 31, 2007 was ($2,692,230).

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

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the debt is requirement to utilize FAS 133 is eliminated.  On December 31, 2007, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 1,000,000 warrants at market price of common stock on the date of measurement of $0.32 per share, exercise price of $0.55, a risk-free interest rate of 3.45%, expected volatility of 430% and expected life of 4.15 years.  The fair value of the warrants as of December 310, 2007 was $319,995, an increase of $224,995 from the $95,000 relative fair value recorded at inception.  This increase of the fair value of the warrants was charged to the Statements of Operations as an increase to the Net Change in Fair Value of Common Stock Warrant ad Embedded Derivative Liability and increased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

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

During the year ended December 31, 2007, the Company issued 30,000,000 unregistered shares of common stock to acquire 51% of the Freedom subsidiary.  The value of theses shares on the closing date of the transaction was $9,900,000.  Related to this acquisition, the Company agreed to pay a third party a finder’s fee.  On November 19, 2007, the Company agreed to issue 6,000,000 shares of common stock as a finder’s fee to the third party.  The value of these shares on November 19, 2007 was $1,800,000.  The shares were issued in January 2008.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements

TMT CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash	$2,537	$21,773
Prepaid Expenses	39,000	17,500
Other Current Assets	3,314	3,314
Total Current Assets	44,851	42,587

FIXED ASSETS	124,000	-
Fixed Assets	124,000	-
Total Fixed Assets

OTHER ASSETS
Debt Acquisition Costs (net)	31,944	31,772
Long Term Investments - Freedom	11,700,000	-
Patents	425	-
	11,732,369	31,772
Assets of Discontinued Operations	3,813	-

Total Assets	$11,905,033	$126,902

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$810,930	$2,510,756
Convertible debt	901,077	-
Notes payable, current portion	723,476	-
Short Term Notes Payable - Vendors	--	446,723
Advances from Officer	--	216,143
Current Portion of Note Payable - Officer	417,022	552,372
Note Payable - Shareholder	84,650	2,831,477
Total Current Liabilities	2,937,155	6,557,471

LONG-TERM LIABILITIES
2006 6% Convertible Debentures and Fair value of embedded derivative	1,367,470	1,305,197
Common Stock Warrant Liability	4,719,999	4,549,984
Note Payable - Related Party	-	135,292
Convertible Debt, net of Debt Discount	-	875,453
Note payable, net of current portion	143,320	-
Total Long-Term Liabilities	6,230,789	6,865,926

Liabilities of Discontinued Operations	5,513,419	-
Total Liabilities	14,681,363	13,423,397

Minority Interest	(84,100)	-

STOCKHOLDERS’ DEFICIT
Preferred Stock	1,000	-
2,500,000 authorized shares, 1,000,000 and 0
Shares issued and outstanding, $0.001 par value
Common Stock
200,000,000 authorized shares, $.001 par value
103,253,395 and 63,825,906 shares issued and outstanding	103,254	63,826
Treasury Stock	-	(161)
Shares to be Issued	7,000	1,300
Additional Paid-in-Capital	31,164,549	9,357,802
Subscription Receivable	(1,687,500)	(3,375,000)
Accumulated Deficit	(32,280,533)	(19,344,262)

Total Stockholders' Deficit	(2,692,230)	(13,296,495)

Total Liabilities Minority Interest and S/H Deficit	$11,905,033	$126,902

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31
	2007	2006

REVENUES/(Returns)	$-	$-
COST OF SALES	-	-
Gross Profit	-	-

MARKETING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES	8,164,448	105,825
Net Loss from Operations	(8,164,448)	(105,825)

OTHER INCOME AND EXPENSES:
Interest Income	30,740	395
Interest Expense	(2,143,323)	(231,491)
Gain on Forgiveness of Debt	-	118,864
Net change in fair value of Embedded derivative and Warrants	(85,374)	(4,549,984)
Gain on settlement of Litigation	239,600	-
Total Other Income and Expenses	(1,958,357)	(4,662,216)
Less: Minority interest in net loss
Of subsidiary	62,356	-
Loss from continuing operations	(10,060,449)	(4,768,041)
Loss from discontinued operations	(353,140)	(1,837,321)
Net Loss before taxes	(10,413,589)	(6,605,362)

PROVISION FOR INCOME TAXES:
Income Tax Benefit (Expense)	-	-
Net Loss	$(10,413,589)	$(6,605,362)

Basic and Diluted Loss Per Common Share	$(0.13)	$(0.10)

Diluted Loss per Common Share	$(0.13)	$(0.10)

Weighted Average number of Common Shares used in basic per share calculations	81,778,506	64,623,024

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock		Treasury	Preferred Stock	Preferred Stock		Shares to	Additional
	Shares	Par at	Stock	Shares	Par at	Shares to	be issued	Paid in	Subscriptions	Accumulated
Memo	Issued	0.001		Issued	$0.001	Be Returned	at Par ($0.001)	Capital	Receivable	Deficit	Total

Balance at 12/31/04	36,500,000	36,500				-	-	601,170	-	(2,394,248)	(1,756,578)

Issued for Interest	12,500,000	12,500				-	-	112,500	-	-	125,000

Issued for Services	3,247,230	3,247				-	-	2,553,293	-	-	2,556,540

Beneficial Conversion Feature	-	-				-	-	28,000	-	-	28,000

Common Stock Inducement	-	-				-	1,000	809,000	-	-	810,000

Warrant Inducement	-	-				-	-	456,579	-	-	456,579

Merger Accounting	252,801	253				-	-	1,184,749	-	(2,526,827)	(1,341,825)

Exercise of Investor Warrants	-	-				-	200	299,800	-	-	300,000

Sale of Common Stock	-	-				-	10,000	3,365,000	(3,375,000)	-	-

Net Loss	-	-				-	-	-	-	(7,817,825)	(7,817,825)

Balance at 12/31/05	52,500,031	52,500				-	11,200	9,410,091	(3,375,000)	(12,738,900)	(6,640,109)

Employee Options Granted & Exercised	3,214,000	3,214				-	100	802,455	-	-	805,769

Sale of Common Stock	10,000,000	10,000				-	(10,000)	-	-	-	-

Issued for Interest	6,536	7				-	-	2,493	-	-	2,500

Issued in Error	35,715	36				(36)					-

Issued for Prepaid Services	263,587	263				-	-	49,737	-	-	50,000

Issued upon Conversion of Notes Payable	286,786	287				-	-	59,328	-	-	59,615

Repurchase of Stock	-	-	(161)			-	-	(50,868)	-	-	(51,029)

Return of Stock from litigation	(2,480,750)	(2,481)						(915,398)	-	-	(917,879)

Net Loss	-	-				-	-	-	-	(6,605,362)	(6,605,362)

Balance at 12/31/06	63,825,905	63,826	(161)	-	-	(36)	1,300	9,357,838	(3,375,000)	(19,344,262)	(13,296,495)

Employee Options Granted & Exercised	1,162,000	1,162	-	-	-	-	(100)	12,288	-	-	13,350

Sale of Common Stock	4,086,059	4,087	-	-	-	-	-	200,273	-	-	204,360

Stock issued as inducement for loan	2,349,999	2,350	-	-	-	-	-	1,202,648	-	-	1,204,998

Vesting of employee options	-	-	-	-	-	-	-	6,755,648	-	-	6,755,648

Repurchase of stock			(55)	-	-	-	-	(23,138)	-	-	(23,193)

Retirement of common stock	(251,530)	(252)	216	-	-	36	-	-	-	-	-

Stock dividend	5,605,959	5,606	-	-	-	-	-	2,517,076	-	(2,522,682)	-

Stock issued as finders fees	675,000	675	-	-	-	-	-	450,025	-	-	450,700

Preferred stock issued for deferring compensation	-	-	-	1,000,000	1,000	-	-	-	-	-	1,000

Shares issued for services	800,000	800	-	-	-	-	-	173,200	-	-	174,000

Shares issued for acquisition	30,000,000	30,000	-	-	-	-	-	9,870,000	-	-	9,900,000

Shares to be issued as finder’s fee for Freedom acquisition	-	-	-	-	-	-	6,000	1,794,000	-	-	1,800,000

Cancel share agreement	-	-	-	-	-	-	(200)	(200)	-	-	-

Fair value of warrants issued with debt	-	-	-	-	-	-		536,991	-	-	536,991

Retire shares issued but never paid	(5,000,000)	(5,000)	-	-	-	-	-	(1,682,500)	1,687,500	-	-

Net Loss	-	-	-	-	-	-	-	-	-	(10,413,589)	(10,413,589)

Balance at 12/31/2007	103,253,395	103,254	-	1,000,000	1,000	-	7,000	31,164,549	(1,687,500)	(32,280,533)	(2,692,230)

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

TMT CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

TMT Capital Corporation (“TMT” or the “Company”) is a holding company with one operating subsidiary as of the date of this report, Freedom Wireless Corporation (“Freedom”) and one wholly-owned subsidiary, Bootie Beer Company, which is in bankruptcy.  The Company acquired a 51% majority interest in Freedom in the third quarter of 2007, in exchange for 30,000,000 shares of TMT common stock, plus 6,000,000 shares of TMT common stock as a finder’s fee to a third party.  The Company’s immediate goals and focus are to develop the business of its Freedom subsidiary.

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

Going Concern

TMT Capital Corporation’s audited financial statements for the twelve months ended December 31, 2007, reflect a net loss of ($10,413,589) and negative cash flows from operations of $(314,758).  Approximately $7,425,000 of the net loss is a result on non-cash items, including $6,755,000 for vesting of options, $1,205,000 for shares issued as inducement for loans, $630,000 for shares issued for services, and $70,000 for the change in fair value of embedded warrants. These results reflect the Company’s need to acquire sufficient sources of capital and business model objectives to meet our working capital needs.  We have raised capital by issuing convertible debentures, obtaining loans from shareholders and officers, and selling additional shares of common stock.  We anticipate the proceeds from the sale of the shares of common stock, which have yet to be collected, will provide us with our necessary cash flow needs to meet our obligations and to fund our subsidiary operations for the foreseeable future. The primary objective of the Company business model is to develop its wireless subsidiary.  Therefore, the Company seeks investment capital to fund operations to aid in the pursuit and development of Freedom Wireless subsidiary.

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

NOTE 8 - FINANCIAL ACCOUNTING DEVELOPMENTS:

Recently issued Accounting Pronouncements

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

None

ITEM 8A

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our management and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•      Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•      Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•      Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

 Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management has not evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) due to the fact that the Company does not have the personnel resources nor technological infrastructure in place to perform this evaluation.  Based upon discussions with our auditors and other advisors, management believes that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures and (2) inadequate segregation of duties consistent with control objectives.  The aforementioned material weaknesses were identified by the Company's Chief Executive Officer in connection with the audit of our financial statements as of December 31, 2007.  In light of the material weaknesses described above, we performed additional analyses and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board.  Additionally, we are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

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

ITEM 10

EXECUTIVE COMPENSATION

Summary Compensation Table

						Long Term Comp
						Securities	LTIP	All Other
Name & Principal Position	Year	Salary	Bonus	Other Annual Comp	Restricted Stock Awards	Underlying Options/SARS	Payout	Comp
Tania M. Torruella, CEO/ President	2007	$90,000	0	0	0	0	0	0
	2006	$90,000	0	$3,500	0	0	0	0
	2005	$105,000	0	0	0	0	0	0
Paul Beleckas, President	2006	$91,076	0	$6,245	0	0	0	0
	2005	$105,000	0	$7,200	0	0	0	0
Charly McCue Secretary/Controller	2007	$96,000	0	0	0	0	0	0
	2006	$66,981	0	0	0	0	0	0
	2005	$48,960	0	0	0	0	0	0

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

ITEM 13.

EXHIBITS

 (a) The following exhibits are furnished in this report.

Exhibit Number	Description
23.1	Consent of Jaspers + Hall, P.C
31.1	Certification by CEO & CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification by CEO & CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

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

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Park, Florida on May 30th,  2008.

TMT CAPITAL CORPORATION
(Small Business Issuer)

By:	/s/ Tania M .Torruella
Tania M. Torruella
Chief Executive officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Small Business Issuer and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tania M. Torruella	Chief Executive Officer	May 30, 2008
Tania M. Torruella