Form 10-Q
period 2008-03-31
TMT CAPITAL CORP
filed 2008-06-06
CIK 1204853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number  000-50104

———————

TMT CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

———————

Florida	85-0412495
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1890 Kentucky Avenue, Winter Park, FL 32789

(Address of principal executive offices) (Zip Code)

(407) 622-5999

(Registrant’s telephone number, including area code)

___________________________________________

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☐

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  138,188,688 shares of common stock were outstanding as of June 4th, 2008.

TMT CAPITAL CORPORATION

FORM 10-Q

TMT CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$223	$2,537
Prepaid Expenses	123,113	39,000
Other Current Assets	7,314	3,314
Total Current Assets	130,650	44,851

FIXED ASSETS	124,000	124,000
Fixed Assets	124,000	124,000
Total Fixed Assets

OTHER ASSETS
Debt Acquisition Costs (net)	28,195	31,944
Long Term Investments - Freedom	11,700,000	11,700,000
Patents	425	425
	11,728,620	11,732,369
Assets of Discontinued Operations	2,769	3,813

Total Assets	$11,986,039	$11,905,033

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$961,239	$810,930
Convertible debt	901,077	901,077
Notes payable, current portion	752,018	723,476
Current Portion of Note Payable - Officer	625,973	417,022
Note Payable - Shareholder	90,650	84,650
Total Current Liabilities	3,330,957	2,937,155

LONG-TERM LIABILITIES
2006 6% Convertible Debentures and Fair value of embedded derivative	1,406,419	1,367,470
Common Stock Warrant Liability	553,129	4,719,999
Note payable, net of current portion	105,912	143,320
Total Long-Term Liabilities	2,065,460	6,230,789

Liabilities of Discontinued Operations	5,512,351	5,513,419

Total Liabilities	10,908,768	14,681,363

Minority Interest	(105,598)	(84,100)

STOCKHOLDERS’ DEFICIT
Preferred Stock	1,000	1,000
2,500,000 authorized shares, 1,000,000 and 0
Shares issued and outstanding, $0.001 par value
Common Stock
200,000,000 authorized shares, $.001 par value
123,815,338 and 103,253,395 shares issued and outstanding	123,815	103,254
Treasury Stock	—	—
Shares to be Issued	2,500	7,000
Additional Paid-in-Capital	32,578,280	31,164,549
Subscription Receivable	(1,687,500)	(1,687,500)
Accumulated Deficit	(29,835,226)	(32,280,533)

Total Stockholders' Equity / (Deficit)	1,182,869	(2,692,230)

Total Liabilities Minority Interest and S/H Equity / Deficit	$11,986,039	$11,905,033

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

	For the Three Months Ended March 31,
	2008	2007

REVENUES/(Returns)	$—	$—
COST OF SALES	—	—
Gross Profit	—	—

MARKETING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES	1,167,124	1,531,931
Net Income / (Loss) from Operations	(1,167,124)	(1,531,931)

OTHER INCOME AND EXPENSES:
Interest Income	3	30,108
Interest Expense	(409,875)	(582,400)
Gain on Forgiveness of Debt	—	—
Net change in fair value of Embedded derivative and Warrants	4,000,815	(15,138,298)
Gain on settlement of Litigation	—	—
Total Other Income and (Expenses)	3,590,943	(15,690,590)
Less: Minority interest in net loss
Of subsidiary	21,498	—
Income / (Loss) from continuing operations	2,445,317	(17,222,521)
Loss from discontinued operations	(10)	(75,029)

Net Income / (Loss) before taxes	2,445,307	(17,297,550)

PROVISION FOR INCOME TAXES:
Income Tax Benefit (Expense)	—	—
Net Income (Loss)	$2,445,307	$(17,297,550)

Basic and Diluted Loss Per Common Share	$0.02	$(0.27)

Weighted Average number of Common Shares used in basic and diluted per share calculations	114,753,258	64,501,125

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

STATEMENT OF SHAREHOLDERS EQUITY

Memo				Preferred Series A Shares Issued	Par at 0.001	Shares to be Returned	Shares to be Issued	Additional Paid in Capital	Subscriptions Receivable	Dividends	Accumulate Deficit	Total

	Common Stock
	Shares Issued	Par at 0.001	Treasury Stock

Balance at 12/31/04	36,500,000	36,500		—	—	—	—	601,170	—		(2,394,248)	(1,756,578)

Issued for Interest	12,500,000	12,500		—	—	—	—	112,500	—		—	125,000

Issued for Services	3,247,230	3,247		—	—	—	—	2,553,293	—		—	2,556,540

Beneficial Conversion Feature	—	—		—	—	—	—	28,000	—		—	28,000

Common Stock Inducement	—	—		—	—	—	1,000	809,000	—		—	810,000

Warrant Inducement	—	—		—	—	—	—	456,579	—		—	456,579

Merger Accounting	252,801	253		—	—	—	—	1,184,749	—		(2,526,827)	(1,341,825)

Exercise of Investor Warrants	—	—		—	—	—	200	299,800	—		—	300,000

Sale of Common Stock	—	—		—	—	—	10,000	3,365,000	(3,375,000)		—	—

Net Loss	—	—		—	—	—	—	—	—	—	(7,817,825)	(7,817,825)

Balance at 12/31/05	52,500,031	52,500		—	—	—	11,200	9,410,091	(3,375,000)	—	(12,738,900)	(6,640,109)

Employee Options Granted & Exercised	3,214,000	3,214		—	—	—	100	802,455	—		—	805,769

Sale of Common Stock	10,000,000	10,000		—	—	—	(10,000)	—	—		—	—

Issued for Interest	6,536	7		—	—	—	—	2,493	—		—	2,500

Issued in Error	35,715	36		—	—	(36)						—

Issued for Prepaid Services	263,587	263		—	—	—	—	49,737	—		—	50,000

Issued upon Conversion of Notes Payable	286,786	287		—	—	—	—	59,328	—		—	59,615

Repurchase of Stock	—	—	(161)	—	—	—	—	(50,868)	—		—	(51,029)

Return of Stock from litigation	(2,480,750)	(2,481)			—			(915,398)				(917,879)

Net Loss	—	—		—	—	—	—	—	—	—	(6,605,362)	(6,605,362)

Balance at 12/31/06	63,825,905	63,826	(161)	—	—	(36)	1,300	9,357,837	(3,375,000)	—	(19,344,262)	(13,296,495)

Issued for Employee Compensation	1,162,000	1,162	—	—	—	—	(100)	12,288	—		—	13,350

Sales of Common Stock	4,086,059	4,086	—	—	—	—	—	200,273	—	—	—	204,359

Stock issued as inducement for loan	2,349,999	2,350	—	—	—	—	—	1,202,648	—	—	—	1,204,998

Vesting of Employee Options								6,755,648				6,755,648

Repurchase of Stock	—	—	(55)	—	—	—	—	(23,138)	—		—	(23,193)

Retirement of Stock	(251,530)	(252)	216		—	36		—				—

Stock dividend declared	5,605,959	5,606	—	—	—	—	—	2,517,076	—	(2,522,682)	—	—

Stock issued for finders fees	675,000	675	—	—	—	—	—	450,025	—	—	—	450,700

Preferred stock issued as compensation	—	—	—	1,000,000	1,000	—	—	—	—	—	—	1,000

Shares issued for services	800,000	800	—	—	—	—	—	173,200	—	—	—	174,000

Shares issued in acquisition of Freedom Stock	30,000,000	30,000	—	—	—	—	—	9,870,000	—	—	—	9,900,000

Fair value of warrants issued with retired debt	—	—	—	—	—	—	—	536,991	—	—	—	536,991

Cancel agreement to issue shares	—	—	—	—	—	—	(200)	200	—	—	—	—

Retire shares issued by never paid	(5,000,000)	(5,000)	—	—	—	—	—	(1,682,500)	1,687,500	—	—	—

Shares issuable to finder	—	—	—	—	—	—	6,000	1,794,000				1,800,000

Net Loss											(10,413,589)	(10,413,589)

Balance at December 31, 2007	103,253,392	103,253	0	1,000,000	1,000	—	7,000	31,164,548	(1,687,500)	(2,522,682)	(29,757,851)	(2,692,231)

Q1 2008 Activity
Shares issued to finder	6,000,000	6,000	—	—	—	—	(6,000)	—	—	—	—	—

Sales of Common Stock	2,798,066	2,798	—	—	—	—	—	63,616	—	—	—	66,414

Stock issued as inducement for loan	750,000	750	—	—	—	—	—	149,250	—	—	—	150,000

Vesting of Employee Options	—	—	—	—	—	—	—	244,713	—	—	—	244,713

Shares issued for services	6,025,000	6,025	—	—	—	—	1,500	687,475	—	—	—	695,000

Exercise of options	4,000,000	4,000	—	—	—	—	—	—	—	—	—	4,000

Shares issued to retire debt & interest	988,880	989	—	—	—	—	—	28,678	—	—	—	29,666

Fair value of warrants issued with retired debt	—	—	—	—	—	—	—	239,999	—	—	—	239,999

Net Loss											2,445,307	2,445,307

Balance at March 31, 2008	123,815,338	123,815	0	1,000,000	1,000	—	2,500	32,578,280	(1,687,500)	(2,522,682)	(27,312,544)	1,182,869

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,445,307	$(17,297,550)
Net Loss from discontinued operations	10	(75,029)
Net Income (Loss) from continuing operations	2,445,317	(17,222,521)

Changes in operating assets and liabilities:
Amortization of Debt Discount	143,348	35,253
Amortization of debt acquisition costs	38,750	6,771
(Gain) / Loss of Change in fair value of
Embedded derivative and warrants	(4,000,815)	15,138,298
Non-cash employee compensation	244,711	1,375,000
Paid interest expense in common stock	6,229	—
Shares Issued for Services	695,000	13,350
Shares issued as loan inducement	150,000	499,998
Minority interest in consolidated affiliate	(21,498)	—
(Incr)/Decr in A/R	1,042	—
(Increase)/Decrease in Prepaid Expenses	(84,113)	(11,079)
Increase/(Decrease) A/P and Accrued	149,241	172,330
Net cash provided by/ (used in) continuing operations	(232,788)	7,401
Net cash provided by (used in) discontinued operations	(10)	(158,699)
Net cash used in operating activities	(232,798)	(151,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Bank Note Payable	—	—
Proceeds from Debt Financing	223,000	312,500
Payments of debt financing	(273,884)	—
Advances from Officer	394,951	50,730
Payments on advances from Officer	(180,000)	—
Proceeds from Notes Payable – Officer	84,650	—
Proceeds from Sale of Common Stock	66,417	—
Repurchase of Common Stock	—	(19,324)
Principal payments on debt	—	(50,730)

Net Cash Provided from continuing operations	230,484	293,176
Net cash (used in) discontinued operations	—	(44,473)
Net cash provided by financing activities	230,484	248,703

Net Increase (Decrease) in Cash	(2,314)	97,405
Cash Balance, Begin Period	2,537	21,773
Cash Balance, End Period	$223	$119,178
Supplemental Disclosures:
Cash Paid for interest	$—	$—
Cash Paid for income taxes

Non Cash Transactions:	$—	$—
Shares Issued for Interest	$—	$—
Shares Issued for Services	$—	$—

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

Going Concern

Our unaudited financial statements for the three months ended March 31, 2008, reflects net income of $2,445,307 and negative cash flows from operations of ($232,823). The following non-cash item was the key contributor to our net income – a gain on the fair value of embedded derivatives - $4,000,815. We also incurred significant non-cash expenses during the quarter, including: 1) option grants and vesting - $244,711; 2) shares issued as inducements to creditors - $150,000; and 3) shares issued as payment for services - $695,000. These conditions indicate a need to

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by selling additional shares of common stock and also issuing convertible debentures. We expect to need to have a substantial influx of investment capital as we attempt to expand.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Freedom grants credit to customers within the United States of America and retains a collateral position in the goods according to the terms of the sales contracts. This subsidiary’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by this subsidiary. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes is sufficient. The Company has no, and will have no, trade accounts receivable until such point as it begins to generate revenues from its Freedom Wireless subsidiary.

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

Segment Information

The Company currently operates in one business segment. As of March 31, 2008, no significant activity has occurred outside of the Freedom Wireless Corporation line of business and TMT Capital.

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

Stock Based Compensation (continued)

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

Net Loss per Common Share

Basic and fully diluted income or loss per share is computed on the basis of the weighted average number of common shares outstanding. For all periods for which the Company incurred losses, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive. At March 31, 2008 and December 31, 2007 there were vested options outstanding to purchase 20,150,000 and 900,000 common shares, respectively, which may dilute future earnings per share. At March 31, 2008 and December 31, 2007 there were non-vested options outstanding to purchase 2,000,000 and 150,000, respectively, common shares which may dilute future earnings per share. Additionally, warrants to purchase 15,599,999 shares of common stock which may dilute future earnings per share remained outstanding with various investors.

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

NOTE 2 - FINANCING ARRANGEMENTS

Advances from Officer

An officer of the Company has advanced funds to our Bootie Beer subsidiary over time for payment of operating expenses. There are formal repayment arrangements and a stated interest rate of 10% annual on these funds. The balance due to an officer which remained outstanding at March 31, 2008 and December 31, 2006 was $220,643 and

216,143, respectively. Bootie has failed to make payments and to date the shareholder has not made a formal demand for payment. This note is now due on demand from Bootie.

Convertible Debentures

On June 6, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion. The debenture is only convertible at 1/12th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 6, 2008. The balance of this debenture as of March 31, 2008 is $710,000.

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, an individual. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion. The debenture is only convertible at 1/24th of the Face Amount after twelve months from the issuance date. The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 10, 2008. The balance of this debenture as of March 31, 2008 is $165,452.

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

The Company paid The National Investment Resources, LLC (NIR) a brokerage fee of $35,000. The amount paid to NIR in connection with the Debentures was capitalized and will be charged to interest expense over the three-year term of the Debentures on a straight line basis as this approximates the effective interest method. The amount of this capitalized debt acquisition cost charged as interest during the nine months ended March 31, 2008 was $9,411. The net proceeds after deducting these brokerage fees, and other expenses, were utilized for working capital.

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

NOTE 2 - FINANCING ARRANGEMENTS (Continued)

The Company is required to measure the fair value of the warrants and the embedded conversion feature to be calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture. The fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of sale of $0.11 and $0.09 per share, respectively, exercise price of $0.20, risk-free interest rate of 4.95% and 4.63% respectively, expected volatility of

300-315% and expected life of seven years. The relative fair value of the warrants totaled $642,326 and was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the relative fair value of the warrants charged to interest expense, using the effective interest method, for the three months ended March 31, 2008 was $18,070.

The fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes valuation model with the following assumptions: (i) the market price of the common stock on the date of sale of $0.11 and $0.09 per share, respectively, (ii) the conversion equal to 50% of the market price, (iii) the risk free interest rate of 4.95% and 4.63% respectively (iv) expected volatility of 300% - 315% and (v) expected life of three years. The relative fair value of the embedded conversion feature of $657,673 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the fair value of the embedded conversion feature charged to interest expense, using the effective interest method, for the three months ended March 31, 2008 was $18,286.

September 2006 Issuances

Convertible Secured Debentures due September 20, 2009: 6% per annum	$700,000
Common Stock Warrant liability	$(366,657)
Embedded derivative liability	$(333,343)
Convertible Debenture as the date of sale	$—
Amortization of discount on warrants & embedded feature as of March 31, 2008	$63,276
Conversion of debentures through March 31, 2008, 2006	$—
Convertible Secured Debenture Liability as of September 30, 2006	$63,276
Embedded Derivative Liability	700,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$763,276

November 2006 Issuances

Convertible Secured Debentures due November 09, 2009: 6% per annum	$600,000
Common Stock Warrant liability	$(275,669)
Embedded derivative liability	$(324,331)
Convertible Debenture as the date of sale	$—
Amortization of discount on warrants & embedded feature as of March 31, 2008	$43,143
Conversion of debentures through March 31, 2008	$—
Convertible Secured Debenture Liability as of March 31, 2008	$43,143
Embedded Derivative Liability	600,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$643,143

Total – 2006 Convertible Secured Debentures

Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$1,406,419

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

The Company uses the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period until the debt is extinguished. On March 31, 2008, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of measurement of $0.375 per share, exercise price of $0.20, a risk-free interest rate of 2.46%, expected volatility of 465% and expected life of 5.5 years. The fair value of the warrants was $487,500 at March 31, 2008, a decrease of $3,672,499 from the $4,159,999 recorded as of December 31, 2007. This decrease of the fair value of the warrants was credited to the Statements of Operations as a reduction to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Likewise the Company is also required to measure the fair value of the embedded conversion feature allocated to the Debentures liability based upon the Black-Scholes valuation model on the date of each reporting period. On December 31, 2007 the fair value of this feature was based on the following assumptions: (i) the market price of the common stock on the date of measurement of $0.375 per share and (ii) the conversion price of 50% of the market price. The fair value of the embedded conversion feature was $1,300,000, no change in value from the $1,300,000 recorded at December 31, 2007. Any change to the fair value of the embedded conversion feature would be charged to the Consolidated Statements of Operations expensed as Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and was credited to the Embedded Derivative Liability.

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

Until the debt is retired, the Company uses the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period. On March 31, 2008, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 1,000,000 warrants at market price of common stock on the date of measurement of $0.0375 per share, exercise price of $0.55, a risk-free interest rate of 2.46%, expected volatility of 465% and expected life of 4 years. The fair value of the warrants as of March 31, 2008 was $37,500, a decrease of $282,497 from the $319,996 fair value recorded at December 31, 2007. This decrease of the fair value of the warrants was credited to the Statements of Operations as an decrease to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

NOTE 2 - FINANCING ARRANGEMENTS (Continued)

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

Until the debt was retired, the Company used the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period. This debt was retired on June 20, 2007. On that date, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: 249,999 warrants at market price of common stock on the date of measurement of $0.32 per share, exercise price of $2.00, a risk-free interest rate of 5.05%, expected volatility of 385% and expected life of 4.75 years. Based upon these assumptions, the fair value on the date the debt was retired was $74,995, which per FAS 133 is classified as equity and was credited to Additional paid in capital. The remaining warrant liability of $349,975 was eliminated and there was an equal credit to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability.

Note Payable – June 2007

During June 2007, two unrelated parties entered into an agreement to loan the Company $257,644 for 90 days, with interest at twelve percent per annum, due at maturity. As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 600,000 shares of common stock and (B) a total of 600,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.30 (market price on the date of the loan) and exercisable for five years from the date of the loan. The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.30, an interest rate of 5.05% and a volatility of 385%. The relative fair value of the warrants at inception was $105,966 and was recorded as a discount to the liability and credited to common stock warrant liability. This amount was amortized over three months and charged as interest expense using the straight line method.

Until the debt was retired, the Company used the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period. This debt was retired on July 11, 2007. On that date, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: 600,000 warrants at market price of common stock on the date of measurement of $0.39 per share, exercise price of $0.30, a risk-free interest rate of 4.98%, expected volatility of 387% and expected life of 4.93 years. Based upon these assumptions, the fair value on the date the debt was retired was $236,997, which per FAS 133 is classified as equity and was credited to Additional paid in capital. The remaining warrant liability of $215,997 was eliminated and there was an equal credit to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability.

Note Payable – July 2007

During July 2007, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at twelve percent per annum, due at maturity. As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 750,000 shares of common stock and (B) a total of 750,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.50 and exercisable for five years from the date of the loan. The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.39, an interest rate of 4,98% and a volatility of 387%. The relative fair value of the warrants at inception was $135,583 and was recorded as a discount to the liability and credited to common stock warrant liability. This amount was be amortized over three months and charged as interest expense using the straight line method. This loan has been paid in full.

NOTE 2 - FINANCING ARRANGEMENTS (Continued)

Note Payable – July 2007 (Continued)

Until the debt was retired, the Company used the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period. This debt was retired on November 15, 2007. On that date, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: 750,000 warrants at market price of common stock on the date of measurement of $0.30 per share, exercise price of $0.50, a risk-free interest rate of 3.71%, expected volatility of 422% and expected life of 4.66 years. Based upon these assumptions, the fair value on the date the debt was retired was $224,999, which per FAS 133 is classified as equity and was credited to Additional paid in capital. The remaining warrant liability of $209,993 was eliminated and there was an equal credit to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability.

Note Payable – November 2007

During November 2007, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at twelve percent per annum, due at maturity. As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 750,000 shares of common stock and (B) a total of 750,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.50 and exercisable for five years from the date of the loan. The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.30, an interest rate of 3.71% and a volatility of 422%. The relative fair value of the warrants at inception was $118,421 and was recorded as a discount to the liability and credited to common stock warrant liability. This amount was amortized over three months and charged as interest expense using the straight line method.

The Company used the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the requirement to utilize FAS 133 is eliminated. This debt was retired on January 31, 2008. On that date, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 750,000 warrants at market price of common stock on the date of measurement of $0.32 per share, exercise price of $0.50, a risk-free interest rate of 3.45%, expected volatility of 399% and expected life of 4.50 years. Based upon these assumptions, the fair value on the date the debt was retired was $239,999, which per FAS 133 is classified as equity and was credited to Additional paid in capital.

Note Payable – February 2008

During February 2008, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at fifteen percent per annum, due at maturity. As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 750,000 shares of common stock and (B) a total of 750,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.50 and exercisable for five years from the date of the loan. The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.14, an interest rate of 2.66% and a volatility of 434%. The relative fair value of the warrants at inception was $73,944 and was recorded as a discount to the liability and credited to common stock warrant liability. This amount will be amortized over three months and charged as interest expense using the straight line method.

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the requirement to utilize FAS 133 is eliminated. On March 31, 2008, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 750,000 warrants at market price of common stock on the date of measurement of $0.0375 per share, exercise price of $0.50, a risk-free interest rate of 2.46%, expected volatility of 465% and expected life of 4.8 years. The fair value of the warrants was $28,125 as of March 31, 2008, a decrease of $45,819 from the $73,944 recorded at inception. This decrease of the fair value of the warrants was credited to the Statements of Operations as an decrease to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and decreased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

NOTE 2 - FINANCING ARRANGEMENTS (Continued)

Note Payable – March 2008

During March 2008, an unrelated party entered into an agreement to loan the Company $8,000 for 24 months, with interest at eighteen percent per annum, due at maturity.

NOTE 3 - SHAREHOLDERS’ EQUITY

Preferred Stock, Series A

The Company has 5,000,000 preferred shares authorized, par value of $.001, and 1,000,000 and 0 shares outstanding as March 31, 2008 and December 31, 2007, respectively.

Shares of Series A Preferred Stock have one hundred (100) votes per share and, except where required by law, shall vote with the Common Stock as a single class upon any matters submitted to the shareholders for a vote, including, but not limited to, the election of directors.

The Company has 20,000,000 preferred shares authorized, par value of $.001, and 1,000,000 and 1,000,000 shares outstanding as March 31, 2008 and December 31, 2007, respectively.

Common Stock

The Company has 200,000,000 shares of common stock authorized and 123,815,338 and 104,350,325 outstanding, as of March 31, 2008 and December 31, 2007, respectively.

During the three months ended March 31, 2008, the Company had the following common stock transactions;

1.

750,000 shares as a loan inducement to unrelated parties;

2.

2,798,066 shares were issued for cash received in private transactions;

3.

6,000,000 shares of common stock were issued as compensation to a finder, related to the Freedom acquisition;

4.

6,025,000 shares were issued as compensation for services;

5.

4,000,000 shares were issued upon exercises of employee options;

6.

988,880 shares of common stock were issued to retire debt and related accrued interest.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV ONE. These shares were subsequently issued during the three months ended March 31, 2006. At March 31, 2008, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. This transaction has resulted in a lawsuit between the Company and Mercatus, which was settled on October 31, 2007. See Note 7, Litigation and see “Subsequent Event”.

On December 29, 2005, we sold 5,000,000 additional shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV TWO. These shares were subsequently issued during the three months ended March 31, 2006. At March 31, 2008, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. This transaction has resulted in a lawsuit between the Company and Mercatus, which was settled on October 31, 2007. See Note 7, Litigation and see “Subsequent Event”.

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

NOTE 3 - SHAREHOLDERS’ EQUITY (Continued)

The Company issued stock options in 2004, 2005, 2006 and 2007. As of March 31, 2008 and December 31, 2007, there were 17,150,000 vested and 2,000,000 stock options which vest at various times over the next two years. The strike price for 650,000 options is $0.35; all other stock options have an exercise price of $0.001.

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

	Weighted Average Number of Shares	Exercise Price
Outstanding at December 31, 2004	1,750,000	$.01
2005
Granted	5,000	$.01
Exercised	0	$.00
Cancelled	0	$.00

Outstanding at December 31, 2005	1,755,000	$.01
2006
Granted	0	$.00
Exercised	0	$.00
Cancelled	(1,505,000)	$.01

Outstanding at December 31, 2006	250,000	$.01
2007
Granted	0	$.00
Exercised	(50,000)	$.00
Cancelled	0	$.00
Outstanding at December 31, 2007	200,000	$.01

2008
Granted	0	$.00
Exercised	0	$.00
Cancelled	0	$.00
Outstanding at March 31, 2008	200,000	$.01

Options exercisable at March 31, 2008	200,000	$.01
Options exercisable at December 31, 2007	200,000	$.01

NOTE 3 - SHAREHOLDERS’ EQUITY (Continued)

Stock Compensation Plan (Continued)

The following tables summarize information about fixed stock options outstanding and exercisable at March 31, 2008.

Stock Options Outstanding
Number of Shares Outstanding	Remaining Contractual Life in Years	Weighted-Average Exercise Price
200,000	2.00	$.01
200,000	2.00	$.01

The Company has elected to follow SFAS 123R in accounting for its employee stock options. Accordingly, compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options is below the market price of the Company's common stock on the date of grant.

Also, the Company has granted selected executives and other key employee’s stock option awards, whose vesting is contingent continued employment. The exercise price of each option, which has a five-year life, is $.001 per share which was equal to the par value price of the Company's common stock on the date of grants. All options are fully vested. A summary of the status of the Company's performance-based stock option plan as of March 31, 2008 and December 31, 2007, and changes during the periods ended on those dates is presented below:

	Weighted Average	Exercise
	Number of Shares	Price

Outstanding at December 31, 2005	965,000	$0.01

Granted	650,000	$0.35
Exercised	(309,000)	$0.01
Cancelled	(506,000)	$0.01

Outstanding at December 31, 2006	800,000	$0.29

Granted	19,500,000	$0.001
Exercised	(1,000,000)	$0.001
Cancelled	(150,000)	$0.35

Outstanding at December 31, 2007	19,150,000	$0.001

Granted	2,000,000	$0.001
Exercised	3,000,000	$0.001
Cancelled	—	—

Outstanding at March 31, 2008	18,150,000	$0.001

Warrants

During the year to date period ended March 31, 2008, the Company granted warrants to acquire as follows:

a.

750,000 shares of common stock in connection with the February 2008 financing. The warrants are exercisable at $0.50 per share, were fully vested at the date of grant and have a five year term. The relative fair value of these warrants was approximately $73,944, of which $45,188 was amortized to interest expense during 2008.

NOTE 3 - SHAREHOLDERS’ EQUITY (Continued)

Warrants (Continued)

During the year ended December 31, 2007, the Company granted warrants to acquire as follows:

b.

249,999 shares of common stock in connection with the March 2007 financing. The warrants are exercisable at $2.00 per share, were fully vested at the date of grant and have a five year term. The relative fair value of these warrants was approximately $166,663, all of which was amortized to interest expense during 2007.

c.

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

e.

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

f.

13,000,000 shares of common stock in connection with the September 2006 and November 2006 financings. The warrants are exercisable at $0.20 per share, were fully vested at the date of grant and have a seven year term. The relative fair value of these warrants was approximately $642,000. During 2006, approximately $3,000 related to these warrants was amortized to interest expense.

	Weighted Average	Exercise
	Number of Shares	Price
Outstanding at December 31, 2005	468,000	$1.00

Granted	13,000,000	$0.20
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2006	13,468,000	$0.23

Granted	3,374,999	$0.61
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2007	16,842,999	$0.28

Granted	775,000	$0.50
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2008	17,617,999	$0.29

NOTE 4 - INCOME TAXES

Since the Company has not generated taxable income, no provision for income taxes has been provided.

Through March 31, 2008, the Company incurred net operating losses for federal tax purposes of approximately $29,832,000. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company's total deferred tax asset is as follows:

March 31, 2008
Tax benefit of net operating loss carry-forward	$11,892,000
Valuation allowance	(11,892,000)
$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2008 2007	December 31, 2007
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax.	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	—	—

Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE 5 - COMMITMENTS AND CONTIGENCIES

Office Space Leases

The Company current is in a month-to-month rental agreement, with a physical presence at 1890 Kentucky Avenue, Winter Park, FL 32879.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company owes its CEO $218,643 and $218,143 for advances to the Bootie subsidiary for operating expenses as of March 31, 2008 and December 31, 2007, respectively. There is no stated interest rate or other terms for these advances, although the Company is assuming a 10% interest rate. These amounts are included in the bankruptcy filings and are listed as “Liabilities of Discontinued Operations” on the Consolidated Balance Sheet.

The Company owes a shareholder $2,895,127 and $2,895,127 as of March 31, 2008 and December 31, 2007, respectively, under the terms of promissory notes dated July 2005 and September 2005. Per the agreements, the Company is accruing interest at a 6% per annum. These amounts are included in the bankruptcy filings and are listed as “Liabilities of Discontinued Operations” on the Consolidated Balance Sheet.

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

21st Century Technologies, Inc.

On November 12, 2007, 21st Century Technologies filed a complaint for approximately $710,000 for failing to pay a debenture when due. The Company is still in the process of negotiating a settlement of this dispute

NOTE 7 – LITIGATION (Continued)

Belmont Media

On January 9, 2008 Belmont Media files suit against TMT for services provided to its subsidiary Bootie Beer Company. The Company has several defenses to this action and plans to pursue this matter vigorously.

Dutchess Private Equity Fund

On February 8, 2008 Dutchess Files complaint against TMT for money owed by its Subsidiary Bootie Beer Company, this case is pending. The Company has several defenses to this action and plans to pursue this matter vigorously.

Weed & Co., LLP

On February 27, 2008 Weed & Co., LLP filed complaint against TMT for approximately $2,550 for legal services. On April 1, 2008 TMT Capital and Weed & Co, reached an agreement and settled this case. The terms of the settlement agreement are confidential.

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

NOTE 7 – LITIGATION (Continued)

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

NOTE 7 – LITIGATION (Continued)

Casey Warehouse, LLC

On September 26, 2007, Casey Warehouse, LLC filed a complaint against Bootie Beer Company for approximately $17,859 plus interest for failing pay warehouse expenses when due. The Bootie Beer Company is in the process of answering the complaint.

FOOTNOTE 8 - SUBSEQUENT EVENTS

Weed & Co., LLP filed complaint against TMT for approximately $2550 for legal services.  On April 1, 2008, TMT Capital and Weed & Co. agreed to settle this matter by TMT issuing Weed & Co. 1,500,000 shares of TMT Capital common stock.

On May 8, 2008, AJW Partners LLC and related entities received a summary judgment against the Company in the amount of approximately $1,962,000, plus interest.  The Company is consulting with its legal advisors as to the proper response to this matter.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains a comparison of the results of operations for the three months ended March 31, 2008 and the same period in 2007. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10K-SB for the year ended December 31, 2007.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words “believes,” “could,” “expects,” “intends,” “anticipates,” or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including the risks described in this report and on our form 10K-SB filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our unaudited financial statements for the three months ended March 31, 2008, reflects net income of $2,445,307 and negative cash flows from operations of ($232,823). The following non-cash item was the key contributor to our net income – a gain on the fair value of embedded derivatives - $4,000,815. We also incurred significant non-cash expenses during the quarter, including: 1) option grants and vesting - $244,711; 2) shares issued as inducements to creditors - $150,000; and 3) shares issued as payment for services - $695,000. These conditions indicate a need to acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by selling additional shares of common stock and also issuing convertible debentures. We expect to need to have a substantial influx of investment capital as we attempt to expand.

THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Net Revenues

Net revenues for the three months ended March 31, 2008 were $ - 0 - compared to $ - 0 - for the three months ended March 31, 2007. This reflects our decision to terminate our activities within the malt beverage market. Freedom has not generated any revenue in the three months ended March 31, 2008.

Other Income

In the three months ended March 31, 2008, there was a net decrease of $4,000,815 in the fair value of common stock warrants and embedded derivative liabilities recorded as a credit (non-cash item) compared to the fair values as of the date of inception of the convertible debentures. In the three months ended March 31, 2007, however, we had a net increase of $15,138,298 in the fair value of common stock warrants and embedded derivative liabilities recorded as an expense (non-cash item) compared to the fair values as of the date of inception of the convertible debentures.

Operating Expenses

Operating Expenses from continuing operations for the three months ended March 31, 2008 were $1,167,124 compared to $1,531,931 for the three months ended March 31, 2007. The decrease was caused by the a smaller amount of non-cash expensing of options vested to the management of the Company during the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.

Net Income (Loss)

Net income for the three months ended March 31, 2008 was $2,445,307 compared to a net loss of ($17,297,550) for the three months ended March 31, 2007. The swing from a loss to income is a direct result of the net reduction in value of the embedded derivatives and warrants.

Basic and Diluted Loss per Share

Our basic and diluted income loss per share for the three months ended March 31, 2008 was $0.02 compared to a loss per share of ($0.27) for the three months ended March 31, 2007. The swing to a profit from a loss is a direct result of the net reduction in value of the embedded derivatives and warrants.

Liquidity and Capital Resources

As of March 31, 2008, our total current assets were $130,650 and our total current liabilities were $3,330,957. Our Stockholder's Equity at March 31, 2008 was $1,182,869.

As of March 31, 2008, we had total liabilities of $10,908,768 and incurred interest expenses in the three months ended March 31, 2008 of $409,875. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future, to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

Note Payable – February 2008

During February 2008, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at fifteen percent per annum, due at maturity. As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 750,000 shares of common stock and (B) a total of 750,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.50 and exercisable for five years from the date of the loan. The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.14, an interest rate of 2.66% and a volatility of 434%. The relative fair value of the warrants at inception was $73,944 and was recorded as a discount to the liability and credited to common stock warrant liability. This amount will be amortized over three months and charged as interest expense using the straight line method.

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the requirement to utilize FAS 133 is eliminated. On March 31, 2008, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 750,000 warrants at market price of common stock on the date of measurement of $0.0375 per share, exercise price of $0.50, a risk-free interest rate of 2.46%, expected volatility of 465% and expected life of 4.8 years. The fair value of the warrants was $28,125 as of March 31, 2008, a decrease of $45,819 from the $73,944 recorded at inception. This decrease of the fair value of the warrants was credited to the Statements of Operations as an decrease to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and decreased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

We may not be able to meet our debt service obligations. We have substantial debt due in 2008. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our debt, we will be in default.

Sale of Unregistered Stock:

We have sold 2,798,066 shares of unregistered stock, in private transactions, raising a total of $66,414 during the three months ended March 31, 2008.

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

SUBSIDIARIES

As of March 31, 2008, TMT owns 51% of its subsidiary Freedom.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

21st Century Technologies, Inc

On November 12, 2007, 21st Century Technologies filed a complaint for approximately $710,000 for failing to pay a debenture when due. The Company is still in the process of negotiating a settlement of this dispute

Belmont Media

On January 9, 2008 Belmont Media files suit against TMT for services provided to its subsidiary Bootie Beer Company. The Company has several defenses to this action and plans to pursue this matter vigorously.

Dutchess Private Equity Fund

On February 8, 2008 Dutchess Files complaint against TMT for money owed by its Subsidiary Bootie Beer Company, this case is pending. The Company has several defenses to this action and plans to pursue this matter vigorously.

Weed & Co., LLP

On February 27, 2008 Weed & Co., LLP filed complaint against TMT for approximately $2550 for legal services. On April 1, 2008 TMT Capital and Weed & Co, reached an agreement and settled this case. The terms of the settlement agreement are confidential.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 31, 2008, the Company had the following unregistered common stock transactions:

The Company sold 2,798,066 shares of restricted common stock to various overseas third parties in private transactions exempt under Regulation S for net cash proceeds of $66,414.

The Company issued 12,025,000 shares of restricted stock to various consultants and advisors for business advisory and legal services.

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

ITEM 5.

OTHER INFORMATION

Not Applicable.

ITEM 6.

EXHIBITS

Exhibit 23.1 – consent of Auditor

Exhibit 31.1 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 6, 2008

TMT CAPITAL CORPORATION

By:	/s/ TANIA M. TORRUELLA
Tania M. Torruella
Chief Executive Officer and Director