Form 10KSB/A
period 2007-12-31
TMT CAPITAL CORP
filed 2008-06-18
CIK 1204853

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

As discussed in Note 1 to the financial statements, certain errors resulting in adjustments to the Company’s accounting for common stock were discovered by management of the Company during the current year. Accordingly, the 2007 financial statements have been restated to correct these errors.

As discussed in Note 7 to the financial statements, the Company filed voluntary petitions for relief under chapter 7 of the United States Bankruptcy Court on December 31, 2007 on its subsidiary Bootie Beer Company.

/s/ Jaspers + Hall, PC

Denver, Colorado

April 10, 2008 (except as to the restatement discussed in Note 1 to the consolidated financial statements as to which the date is as of May 29, 2008)

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

ITEM 13.

EXHIBITS

 (a) The following exhibits are furnished in this report.

Exhibit Number	Description
23.1	Consent of Jaspers + Hall, P.C
31.1	Certification by CEO & CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification by CEO & CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Park, Florida on June 18, 2008.

TMT CAPITAL CORPORATION
(Small Business Issuer)

By:	/s/ Tania M .Torruella
Tania M. Torruella
Chief Executive officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Small Business Issuer and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tania M. Torruella	Chief Executive Officer	June 18, 2008
Tania M. Torruella