Form 10-Q
period 2008-06-30
TMT CAPITAL CORP
filed 2008-08-18
CIK 1204853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

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

(407) 435-3073

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 195,788,687 shares of common stock were outstanding as of August 13,2008.

TMT CAPITAL CORPORATION

FORM 10-Q

ITEM 1.

FINANCIAL INFORMATION

TMT CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$297	$2,537
Prepaid Expenses	154,533	39,000
Other Current Assets	7,314	3,314
Total Current Assets	162,144	44,851
FIXED ASSETS
Fixed Assets	124,000	124,000
Total Fixed Assets	124,000	124,000
OTHER ASSETS
Debt Acquisition Costs (net)	13,612	31,944
Long Term Investments - Freedom	11,700,000	11,700,000
Patents	425	425
Total Other Assets	11,714,037	11,732,369
Assets of Discontinued Operations	2,744	3,813
Total Assets	$12,002,925	$11,905,033
LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$1,095,828	$810,930
Convertible debt	901,078	901,077
Notes payable, current portion	818,168	723,476
Current Portion of Note Payable - Officer	417,022	417,022
Note Payable - Shareholder	106,650	84,650
Total Current Liabilities	3,338,746	2,937,155
LONG-TERM LIABILITIES
2006 6% Convertible Debentures and Fair value of embedded derivative	1,464,960	1,367,470
Common Stock Warrant Liability	118,004	4,719,999
Note Payable - Officer	255,848	-
Convertible Debt, net of Debt Discount	-	-
Note payable, net of current portion	62,214	143,320
Total Long-Term Liabilities	1,901,026	6,230,789
Liabilities of Discontinued Operations	5,512,351	5,513,419
Total Liabilities	$10,752,122	$14,681,363
Minority Interest	(141,008)	(84,100)
STOCKHOLDERS’ DEFICIT
Preferred Stock	1,000	1,000
2,500,000 authorized shares, 1,000,000 and 0 shares issued and outstanding, $0.001 par value
Common Stock	199,688	103,254
200,000,000 authorized shares, $.001 par value 199,688,694 and 103,253,395 shares issued and outstanding
Treasury Stock	-	-
Shares to be Issued	2,500	7,000
Additional Paid-in-Capital	33,436,916	31,164,549
Subscription Receivable	(1,687,500)	(1,687,500)
Accumulated Deficit	(30,560,794)	(32,280,533)
Total Stockholders' Deficit	1,391,811	(2,692,230)
Total Liabilities Minority Interest and S/H Deficit	$12,002,925	$11,905,033

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30		For the six months ended June 30
	2008	2007	2008	2007
REVENUES/(Returns)	$-	$-	$-	$-
COST OF SALES	-	-	-	2,421
Gross Profit	-	-	-	(2,421)
MARKETING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES	798,936	721,852	1,966,060	2,261,524
Net Loss from Operations	(798,936)	(721,852)	(1,966,060)	(2,263,945)

OTHER INCOME AND EXPENSES:
Interest Income	0	327	3	30,445
Interest Expense	(397,142)	(524,101)	(807,017)	(1,171,368)
Gain on Forgiveness of Debt	-	-	-	-
Net change in fair value of Embedded derivative and Warrants	435,125	14,704,927	4,435,940	(433,371)
Total Other Income and Expenses	37,983	14,181,153	3,628,925	(1,574,294)
Less: Minority interest in net loss
Of subsidiary	35,410	-	56,908	-
Income (Loss) from continuing operations	(725,543)	13,459,301	1,719,774	(3,838,239)
Loss from discontinued operations	(25)	-	(35)	-
Net Income (Loss) before taxes	(725,568)	13,459,301	1,719,739	(3,838,239)
PROVISION FOR INCOME TAXES:
Income Tax Benefit (Expense)	-	-	-	-
Net Loss	$(725,568)	$13,459,301	$1,719,739	$(3,838,239)
Basic and Diluted Income (Loss) Per Common Share	$(0.01)	$0.20	$0.01	$(0.06)
Weighted Average number of Common Shares used in basic per share calculations	138,810,237	66,638,050	138,325,009	65,568,815

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

STATEMENT OF CASH FLOWS

	For the six months ended
	June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,719,739	$(3,838,239)
Net Income (Loss) from discontinued operations	(35)	(182,107)
Net Income (Loss) from continuing operations	1,719,774	(3,656,132)
Changes in operating assets and liabilities:
Amortization of Debt Discount	230,645	235,549
Amortization of debt acquisition costs	53,333	43,994
(Gain) / Loss of Change in fair value of
Embedded derivative and warrants	(4,435,940)	433,371
Non-cash stock option expense	419,585	1,500,000
Shares issued to employees as compensation	151,500	1,000
Paid interest expense in common stock	6,229	-
Shares Issued for Services	935,400	456,550
Shares issued as loan inducement	367,250	679,998
Minority interest in consolidated affiliate	(56,908)	-
(Incr)/Decr in A/R	1,067	-
(Increase)/Decrease in Prepaid Expenses	(115,533)	-
Increase/(Decrease) A/P and Accrued	411,331	225,164
Net cash provided by/ (used in) continuing operations	(312,267)	(80,506)
Net cash provided by (used in) discontinued operations	(35)	(256,054)
Net cash used in operating activities	(312,302)	(336,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Debt Financing	223,000	653,477
Payments of debt financing	(280,188)	(300,000)
Advances from Officer	463,848	50,730
Payments on advances from Officer	(186,000)	-
Proceeds from Notes Payable – Officer	-	-
Proceeds from Sale of Common Stock	89,402	37,883
Repurchase of Common Stock	-	(23,192)
Principal payments on debt	-	(50,730)
Net Cash Provided from financing activities	310,062	368,168
Net cash (used in) discontinued operations from	-	(44,473)
Net cash provided by financing activities	310,062	323,695
Net Increase (Decrease) in Cash	(2,240)	(12,865)
Cash Balance, Begin Period	2,537	21,773
Cash Balance, End Period	$297	$8,908

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

Today, ZEBRAGSM™ service provides customers the lowest priced, and most coverage, unlimited long distance plan in the USA. ZEBRAGSM™ may offer customers additional cost benefits because they may not have to purchase a new phone to receive the value priced service. If the wireless user already owns a GSM based phone, it may qualify for unlocking and be able to receive the ZEBRAGSM™ service via insertion of the ZEBRAGSM™ sim card. A SIM card, also known as a subscriber identity module, is a smart card that stores data for GSM cellular telephone subscribers. Such data includes user identity, location and phone number, network authorization data, personal security keys, contact lists and stored text messages. Security features include authentication and encryption to protect data and prevent eavesdropping.

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

Going Concern

Our unaudited financial statements for the six months ended June 30, 2008, reflects net income of $1,719,739 and negative cash flows from operations of ($312,302).  The following non-cash item was the key contributor to our net income – a gain on the fair value of embedded derivatives - $4,435,940.  We also incurred significant non-cash expenses during the six month period, including:  1) option grants and vesting - $419,585; 2) shares issued as inducements to creditors - $367,251; and 3) shares issued as payment for services - $935,400.

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

Segment Information

The Company currently operates in one business segment.  As of June 30, 2008, no significant activity has occurred outside of the Freedom Wireless Corporation line of business and TMT Capital.

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

Net Loss per Common Share

Basic and fully diluted income or loss per share is computed on the basis of the weighted average number of common shares outstanding.  For all periods for which the Company incurred losses, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive.  At June 30, 2008 and December 31, 2007 there were vested options outstanding to purchase 19,150,000 and 20,150,000 common shares, respectively, which may dilute future earnings per share.  At June 30, 2008 and December 31, 2007 there were non-vested options outstanding to purchase 1,000,000 and 2,000,000, respectively, common shares which may dilute future earnings per share.  Additionally, warrants to purchase 17,617,999 shares of common stock which may dilute future earnings per share remained outstanding with various investors.

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

NOTE 2 - FINANCING ARRANGEMENTS

Note Payable - Officer

The Bootie Beer Company, subsidiary had note payable to an officer required monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007. The balance outstanding at June 30, 2008 and December 31, 2007 was $417,022 and $417,022, respectively. In 2006, as part of a renegotiation, TMT guaranteed this note and is now jointly liable for the balance with Bootie. This note is now due on demand.

Note Payable - Officer (Long - Term):

In April 2008, TMT executed a new Note Payable with the CEO of the Company. The amounts due under the Note accrue interest at 15% and are payable in April 2010. The balance outstanding on this note at June 30, 2008 and December 31, 2007 was $255,848 and $0, respectively.

Convertible Debentures

On June 6, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion.  The debenture is only convertible at 1/12th of the Face Amount after twelve months from the issuance date.  The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  The debentures are payable on June 6, 2008.  The balance of this debenture as of June 30, 2008 is $710,000.

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, an individual.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion.  The debenture is only convertible at 1/24th of the Face Amount after twelve months from the issuance date.  The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  The debentures are payable on June 10, 2008.  The balance of this debenture as of June 30, 2008 is $165,452.

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

NOTE 2 - FINANCING ARRANGEMENTS (Continued)

Convertible Debentures (continued)

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

The Company is required to measure the fair value of the warrants and the embedded conversion feature to be calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture.  The fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of sale of $0.11 and $0.09 per share, respectively, exercise price of $0.20, risk-free interest rate of 4.95% and 4.63% respectively, expected volatility of 300-315% and expected life of seven years.  The relative fair value of the warrants totaled $642,326 and was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.  The portion of the relative fair value of the warrants charged to interest expense, using the effective interest method, for the three months ended June 30, 2008 was $29,141.

The fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes valuation model with the following assumptions: (i) the market price of the common stock on the date of sale of $0.11 and $0.09 per share, respectively, (ii) the conversion equal to 50% of the market price, (iii) the risk free interest rate of 4.95% and 4.63% respectively (iv) expected volatility of 300% - 315% and (v) expected life of three years.  The relative fair value of the embedded conversion feature of $657,673 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.  The portion of the fair value of the embedded conversion feature charged to interest expense, using the effective interest method, for the three months ended June 30, 2008 was $29,399.

September 2006 Issuances

Convertible Secured Debentures due September 20, 2009: 6% per annum	$700,000
Common Stock Warrant liability	$(366,657)
Embedded derivative liability	$(333,343)
Convertible Debenture as the date of sale	$--
Amortization of discount on warrants & embedded feature as of March 31, 2008	$98,164
Conversion of debentures through March 31, 2008, 2006	$--
Convertible Secured Debenture Liability as of September 30, 2006	$98,164
Embedded Derivative Liability	700,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$798,164

NOTE 2 - FINANCING ARRANGEMENTS (Continued)

Convertible Debentures (continued)

November 2006 Issuances

Convertible Secured Debentures due November 09, 2009: 6% per annum	$600,000
Common Stock Warrant liability	$(275,669)
Embedded derivative liability	$(324,331)
Convertible Debenture as the date of sale	$--
Amortization of discount on warrants & embedded feature as of March 31, 2008	$66,796
Conversion of debentures through March 31, 2008	$--
Convertible Secured Debenture Liability as of March 31, 2008	$66,796
Embedded Derivative Liability	600,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$666,796

Total – 2006 Convertible Secured Debentures

Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$1,464,960

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

The Company uses the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period until the debt is extinguished. On June 30, 2008, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of measurement of $0..008 per share, exercise price of $0.20, a risk-free interest rate of 3.34%, expected volatility of 486% and expected life of 5.25 years. The fair value of the warrants was $104,000 at June 30, 2008, a decrease of $4,055,999 from the $4,159,999 recorded as of December 31, 2007. This decrease of the fair value of the warrants was credited to the Statements of Operations as a reduction to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

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

During February 2007, an unrelated party provided the Company with a $100,000 advance. The advance has no set repayment date, but does require the Company to repay the lender with proceeds from the Company’s Regulation S offering to overseas investors.  As compensation for this advance, the Company agreed to give the lender warrants to purchase 1,000,000 shares of the Company’s common stock at $0.001 per share, exercisable over a five year period.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $1.90, an interest rate of 4.67% and a volatility of 356%. The relative fair value of the warrants at inception was $95,000 and was recorded as a discount to the liability and credited to common stock warrant liability. This amount was amortized over ten months and charged as interest expense using the straight line method.

NOTE 2 - FINANCING ARRANGEMENTS (Continued)

Convertible Debentures (continued)

Until the debt is retired, the Company uses the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period. On June 30, 2008, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 1,000,000 warrants at market price of common stock on the date of measurement of $0.008 per share, exercise price of $0.55, a risk-free interest rate of 3.34%, expected volatility of 486% and expected life of 3.75 years.  The fair value of the warrants as of June 30, 2008 was $8,000, a decrease of $311,996 from the $319,996 fair value recorded at December 31, 2007.  This decrease of the fair value of the warrants was credited to the Statements of Operations as an decrease to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Notes Payables

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

NOTE 2 - FINANCING ARRANGEMENTS (Continued)

Notes Payables (continued)

Note Payable – June 2007

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

Note Payable –July 2007

During July 2007, three unrelated parties entered into an agreement to loan the Company $250,000 for 90 days, with interest at twelve percent per annum, due at maturity.  As an inducement to the lenders, the Company also agreed to provide the lenders with (A) a total of 750,000 shares of common stock and (B) a total of 750,000 warrants to purchase shares of the Company’s common stock, with a per share exercise price of $0.50 and exercisable for five years from the date of the loan.  The Company measured the relative fair value of the warrants calculated using the Black-Scholes valuation model on the date of grant using a market price of $0.39, an interest rate of 4,98% and a volatility of 387%.  The relative fair value of the warrants at inception was $135,583 and was recorded as a discount to the liability and credited to common warrants at inception was $135,583 and was recorded as a discount to the liability and credited to common stock warrant liability.  This amount was be amortized over three months and charged as interest expense using the straight line method.  This loan has been paid in full.

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

The Company used the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the requirement to utilize FAS 133 is eliminated.  This debt was retired on January 31, 2008.  On that date, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 750,000 warrants at market price of common stock on the date of measurement of $0.32

NOTE 2 - FINANCING ARRANGEMENTS (Continued)

Notes Payables (continued)

Note Payable – November 2007 (continued)

per share, exercise price of $0.50, a risk-free interest rate of 3.45%, expected volatility of 399% and expected life of 4.50 years.  Based upon these assumptions, the fair value on the date the debt was retired was $239,999, which per FAS 133 is classified as equity and was credited to Additional paid in capital.

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

These notes were not repaid as per their original agreements.  The Company negotiated an extension with the lenders to defer repayment of borrowed funds until August 26, 2008.  As part of this extension, the Company issued the lenders a total of 24,999,999 common shares.

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the requirement to utilize FAS 133 is eliminated.  On June 30, 2008, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 750,000 warrants at market price of common stock on the date of measurement of $0.008 per share, exercise price of $0.50, a risk-free interest rate of 3.34%, expected volatility of 486% and expected life of 4.55 years.  The fair value of the warrants was $6,000 as of June 30, 2008, a decrease of $67,944 from the $73,944 recorded at inception.  This decrease of the fair value of the warrants was credited  to the Statements of Operations as an decrease to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and decreased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – March 2008

During March 2008, an  unrelated party entered into an agreement to loan the Company $8,000 for  24 months, with interest at eighteen  percent per annum, due at maturity.

NOTE 3 - SHAREHOLDERS’ EQUITY

Preferred Stock, Series A

The Company has 5,000,000 preferred shares authorized, par value of $.001, and 1,000,000 and 0 shares outstanding as June 30, 2008 and December 31, 2007, respectively.

Shares of Series A Preferred Stock have one hundred (100) votes per share and, except where required by law, shall vote with the Common Stock as a single class upon any matters submitted to the shareholders for a vote, including, but not limited to, the election of directors.

The Company has 20,000,000 preferred shares authorized, par value of $.001, and 1,000,000 and 1,000,000 shares outstanding as June 30, 2008 and December 31, 2007, respectively.

Common Stock

The Company has 200,000,000 shares of common stock authorized and 199,688,694 and 123,815,338 outstanding, as of June 30, 2008 and December 31, 2007, respectively.

NOTE 3 - SHAREHOLDERS’ EQUITY (Continued)

Common Stock (continued)

During the three months ended March 31, 2008, the Company had the following common stock transactions:

1.

24,999,999 shares as an inducement to lenders to extend the due date of certain notes payable;

2.

2,616,351 shares were issued for cash received in private transactions;

3.

28,500,000 shares of common stock were issued to employees for deferral of salary and payment of accrued salary

4.

16,790,000 shares were issued as compensation for services;

5.

2,000,000 shares were issued upon exercises of employee options;

6.

968,006 shares of common stock were issued as an inducement for a loan.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV ONE.  These shares were subsequently issued during the three months ended March 31, 2006.  At June 30, 2008, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. This transaction has resulted in a lawsuit between the Company and Mercatus, which was settled on October 31, 2007. Mercatus has retuned the initial stock certificate issued related to this sale of common stock.  See Note 7, Litigation and see “Subsequent Event”.

On December 29, 2005, we sold 5,000,000 additional shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV TWO. These shares were subsequently issued during the three months ended March 31, 2006. At June 30, 2008, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. This transaction has resulted in a lawsuit between the Company and Mercatus, which was settled on October 31, 2007.  See Note 7, Litigation and see “Subsequent Event”.

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

The Company issued stock options in 2004, 2005, 2006 and 2007.  As of June 30, 2008, there were 18,150,000 vested and 1,000,000 stock options which vest at various times over the next year.  The strike price for 650,000 options is $0.35; all other stock options have an exercise price of $0.001.

On January 25, 2006, the Company registered 9,000,000 shares of common stock to be available for issue under its 2005 Non-Qualified Stock Option Plan.

NOTE 3 - SHAREHOLDERS’ EQUITY (Continued)

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

	Weighted Average Number of Shares	Exercise
		Price
Outstanding at December 31, 2004	1,750,000	$.01
2005
Granted	5,000	$.01
Exercised	0	$.00
Cancelled	0	$.00
Outstanding at December 31, 2005	1,755,000	$.01
2006
Granted	0	$.00
Exercised	0	$.00
Cancelled	(1,505,000)	$.01
Outstanding at December 31, 2006	250,000	$.01

	Weighted Average Number of Shares	Exercise
		Price
2007
Granted	0	.00
Exercised	(50,000)	$.00
Cancelled	0	$.00
Outstanding at December 31, 2007	200,000	$.01
2008
Granted	0	$.00
Exercised	0	$.00
Cancelled	0	$.00
Outstanding at June 30, 2008	200,000	$.01
Options exercisable at June 30, 2008	200,000	$.01
Options exercisable at December 31, 2007	200,000	$.01

The following tables summarize information about fixed stock options outstanding and exercisable at June 30, 2008.

Stock Options Outstanding
Number of Shares Outstanding	Remaining Contractual Life in Years	Weighted- Average Exercise Price
200,000	1.75	$.01
200,000	1.75	$.01

The Company has elected to follow SFAS 123R in accounting for its employee stock options. Accordingly, compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options is below the market price of the Company's common stock on the date of grant.

NOTE 3 - SHAREHOLDERS’ EQUITY (Continued)

Stock Compensation Plan (continued)

Also, the Company has granted selected executives and other key employee’s stock option awards, whose vesting is contingent continued employment. The exercise price of each option, which has a five-year life, is $.001 per share which was equal to the par value price of the Company's common stock on the date of grants.  Options for 1,000,000 shares of the Company’s common stock vest on January1, 2009.  All other options are fully vested.  A summary of the status of the Company's performance-based stock option plan as of June 30, 2008 and December 31, 2007, and changes during the periods ended on those dates is presented below:

	Weighted Average	Exercise
	Number of Shares	Price
Outstanding at December 31, 2005	965,000	$0.01
Granted	650,000	$0.35
Exercised	(309,000)	$0.01
Cancelled	(506,000)	$0.01
Outstanding at December 31, 2006	800,000	$0.29
Granted	19,500,000	$0.001
Exercised	(1,000,000)	$0.001
Cancelled	(150,000)	$0.35
Outstanding at December 31, 2007	19,150,000	$0.001
Granted	4,000,000	$0.001
Exercised	5,000,000	$0.001
Cancelled	--	--
Outstanding at June 30, 2008	18,150,000	$0.001

Warrants

During the year to date period ended June 30, 2008, the Company granted warrants to acquire common stock as follows:

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

NOTE 3 - SHAREHOLDERS’ EQUITY (Continued)

Warrants (continued)

	Weighted Average	Exercise
	Number of Shares	Price
Outstanding at December 31, 2005	468,000	$1.00
Granted	13,000,000	$0.20
Exercised	-	--
Cancelled	-	--
Outstanding at December 31, 2006	13,468,000	$0.23
Granted	3,374,999	$0.61
Exercised	--	--
Cancelled	--	--
Outstanding at December 31, 2007	16,842,999	$0.28
Granted	775,000	$0.50
Exercised	--	-
Cancelled	--	-
Outstanding at June 30, 2008	17,617,999	$0.29

NOTE 4 - INCOME TAXES

Since the Company has not generated taxable income, no provision for income taxes has been provided.

Through June 30, 2008, the Company incurred net operating losses for federal tax purposes of approximately $30,560,000. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company's total deferred tax asset is as follows:

	March 31, 2008
Tax benefit of net operating loss carry-forward		$12,224,000
Valuation allowance		(12,224,000)
	$	---

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2008	December 31, 2007
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax.	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE 5 - COMMITMENTS AND CONTIGENCIES

Office Space Leases

The Company current is in a month-to-month rental agreement, with a physical presence at 1890 Kentucky Avenue, Winter Park, FL  32879.

NOTE 6 - RELATED PARTY TRANSACTIONS

Note Payable - Officer

The Bootie subsidiary had note payable to an officer required monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007.  The balance outstanding at June 30, 2008 and December 31, 2007 was $417,022 and $417,022, respectively. In 2006, as part of a renegotiation, TMT guaranteed this note and is now jointly liable for the balance with Bootie. This note is now due on demand.

Note Payable - Officer (Long - Term):

In April 2008, TMT executed a new Note Payable with the CEO of the Company.  The amounts due under the Note accrue interest at 15% and are payable in April 2010.  The balance outstanding on this note at June 30, 2008 and December 31, 2007 was $255,848 and $0, respectively.

Note Payable - Shareholder

The Bootie Beer Company, subsidiary owes a shareholder $2,895,127 and $2,895,127 as of June 30, 2008 and December 31, 2007, respectively, under the terms of promissory notes dated July 2005 and September 2005.  Per the agreements, the subsidiary is accruing interest at a 6% per annum.  These amounts are included in the bankruptcy filings and are listed as “Liabilities of Discontinued Operations” on the Consolidated Balance Sheet.

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

NIR Matter

On February 9, 2007, we received notice of a legal action commenced against us by certain purchasers (the “Noteholders”) of convertible notes (the “Notes) of the Company which were purchased in September, 2006.  The Noteholders allege that the Company is in default because we had not yet had declared effective a certain registration statement (the “Registration Statement”) covering the resale of common stock underlying the Notes.  Our Board of Directors received substantial comments from the Securities and Exchange Commission’s Division of Corporation Finance on the Registration Statement, including comments regarding the large number of shares of common stock to be issued, with the result that the Noteholders would control a substantial percentage of the Company’s public float.  Given the number and serious nature of the comments, our Board of Directors had serious doubts that the Registration Statement could be declared effective, which was beyond our control.  Our Board of Directors decided to withdraw the Registration Statement, which we did by a notice to the Commission.  We intend to vigorously defend the Company in this action.  We believe that the Noteholders have attempted to prevent us from obtaining alternative financing for the Company.  It is our position that the Noteholders cannot unreasonably deny us the ability to sustain operations, especially based on an event over which we have no control.  We believe

NOTE 7 – LITIGATION (Continued)

TMT CAPITAL CORPORATION LITIGATION (continued)

NIR Matter (continued)

the Noteholders are not entitled to recovery and we filed numerous counterclaims for damages caused by the Noteholders and their representative.  On May 8, 2008 a summary judgement is granted in favor of AJW Partners of $176,527.20, AJW Offshore of $1,176,848.40, AJW Qualified of $588,424.20, New Millennium of $19,614.14 plus interest at a rate of 15%.  NIR and the Company are engaged in settlement negotiations.

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

21st Century Technologies, Inc

On November 12, 2007, 21st Century Technologies filed a complaint for approximately $710,000 for failing to pay a debenture when due.  The Company resolved a litigation matter in United States Bankruptcy Court for the District of Nevada that it had with a former investor for $500,000, in the form of a stipulated judgment.

Belmont Media

On January 9, 2008 Belmont Media files suit against TMT for services provided to its subsidiary Bootie Beer Company. Belmont Media and the Company are currently in settlement negotiations.

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

NOTE 7 – LITIGATION (Continued)

TMT CAPITAL CORPORATION LITIGATION (continued)

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

NOTE 7 – LITIGATION (Continued)

BOOTIE BEER COMPANY LITIGATION (continued)

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

NOTE 8 - SUBSEQUENT EVENTS

The Company resolved a litigation matter in United States Bankruptcy Court for the District of Nevada that it had with a former investor for $500,000, in the form of a stipulated judgment.

The Company and Dutchess and have settled the matter in the form of a stipulated judgment in the amount of $350,000.

Stock certificates issued for deferral of payment have been returned by vendor. Stock Certificate issued for a bonus has been returned.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains a comparison of the results of operations for the three and six months ended June 30, 2008 and the same period in 2007.  This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10K-SB for the year ended December 31, 2007.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OVERVIEW (continued)

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Net Revenues

Net revenues for the three months ended June 30, 2008 were $ - 0 - compared to $ - 0 - for the three months ended June 30, 2007. This reflects our decision to terminate our activities within the malt beverage market.  Freedom has not generated any revenue in the three months ended June 30, 2008.

Operating Expenses

Operating Expenses from continuing operations for the three months ended June 30, 2008 were $798,936 compared to $721,852 for the three months ended June 30, 2007. The decrease was caused by reduced professional services during the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.

Other Income

In the three months ended June 30, 2008, there was a net decrease of $435,125 in the fair value of common stock warrants and embedded derivative liabilities recorded as a credit (non-cash item) compared to the fair values as of the date of inception of the convertible debentures. In the three months ended June 30, 2007, however, we had a net decrease of $14,704,927 in the fair value of common stock warrants and embedded derivative liabilities recorded as an expense (non-cash item) compared to the fair values as of the date of inception of the convertible debentures.

Net Income (Loss)

Net (loss) for the three months ended June 30, 2008 was ($725,568) compared to net income of $13,459,301 for the three months ended June 30, 2007.  The swing to a loss from income is a direct result of the net reduction in value of the embedded derivatives and warrants.

Basic and Diluted Loss per Share

Our basic and diluted loss per share for the three months ended June 30, 2008 was ($0.01) compared to income per share of  ($0.20) for the three months ended June 30, 2007. The swing to a loss from a profit is a direct result of the net reduction in value of the embedded derivatives and warrants.

SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THREE MONTH ENDED JUNE 30, 2007

Net Revenues

Net revenues for the six months ended June 30, 2008 were $ - 0 - compared to $ - 0 - for the six months ended June 30, 2007.  This reflects our decision to terminate our activities within the malt beverage market.  Freedom has not generated any revenue in the three months ended June 30, 2008.

Operating Expenses

Operating Expenses from continuing operations for the six months ended June 30, 2008 were $1,966,060 compared to $2,261,524for the six months ended June 30, 2007. The decrease was caused by reduced professional services during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Other Income

In the six months ended June 30, 2008, there was a net decrease of $4,435,940 in the fair value of common stock warrants and embedded derivative liabilities recorded as a credit (non-cash item) compared to the fair values as of the date of inception of the convertible debentures.  In the six months ended June 30, 2007, however, we had a net increase of $433,471 in the fair value of common stock warrants and embedded derivative liabilities recorded as an expense (non-cash item) compared to the fair values as of the date of inception of the convertible debentures.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Income (Loss)

Net income for the six months ended June 30, 2008 was $1,719,739 compared to a net loss of ($3,383,239) for the six months ended June 30, 2007.  The swing to income from a loss is a direct result of the net reduction in value of the embedded derivatives and warrants.

Basic and Diluted Loss per Share

Our basic and diluted income per share for the six months ended June 30, 2008 was $0.01 compared to loss per share of  ($0.06) for the six months ended June 30, 2007.  The swing to a profit from a loss is a direct result of the net reduction in value of the embedded derivatives and warrants.

Liquidity and Capital Resources

As of June 30, 2008, our total current assets were $161,144 and our total current liabilities were $3,594,593.  Our Stockholder's Equity at June 30, 2008 was $1,391,810.

As of June 30, 2008, we had total liabilities of $10,752,122 and incurred interest expenses in the three months ended June 30, 2008 of $397,142.  Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future, to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

Sale of Unregistered Stock:

We have sold 2,615,351 shares of unregistered stock, in private transactions, raising a total of $22,985 during the three months ended June 30, 2008.

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

SUBSIDIARIES

As of June 30, 2008, TMT  owns 51% of its subsidiary Freedom.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

ITEM 4.

CONTROLS AND PROCEDURES

Not applicable to smaller reporting companies.

Item 4T.

CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Item 4T.

CONTROLS AND PROCEDURES (Continued)

Disclosure Controls (continued)

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report.  This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objective will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NIR Matter

On February 9, 2007, we received notice of a legal action commenced against us by certain purchasers (the “Noteholders”) of convertible notes (the “Notes) of the Company which were purchased in September, 2006.  The Noteholders allege that the Company is in default because we had not yet had declared effective a certain registration statement (the “Registration Statement”) covering the resale of common stock underlying the Notes.  Our Board of Directors received substantial comments from the Securities and Exchange Commission’s Division of Corporation Finance on the Registration Statement, including comments regarding the large number of shares of common stock to be issued, with the result that the Noteholders would control a substantial percentage of the Company’s public float.  Given the number and serious nature of the comments, our Board of Directors had serious doubts that the Registration Statement could be declared effective, which was beyond our control.  Our Board of Directors decided to withdraw the Registration Statement, which we did by a notice to the Commission.  We intend to vigorously defend the Company in this action.  We believe that the Noteholders have attempted to prevent us from obtaining alternative financing for the Company.  It is our position that the Noteholders cannot unreasonably deny us the ability to sustain operations, especially based on an event over which we have no control.  We believe the Noteholders are not entitled to recovery and we filed numerous counterclaims for damages caused by the Noteholders and their representative.  On May 8, 2008 a summary judgement is granted in favor of AJW Partners of $176,527.20,  AJW Offshore of $1,176,848.40, AJW Qualified of $588,424.20, New Millennium of $19,614.14 plus interest at a rate of 15%.  NIR and the Company are engaged in settlement negotiations.

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

21st Century Technologies, Inc

On November 12, 2007, 21st Century Technologies filed a complaint for approximately $710,000 for failing to pay a debenture when due.  The Company resolved a litigation matter in United States Bankruptcy Court for the District of Nevada that it had with a former investor for $500,000, in the form of a stipulated judgment.

ITEM  1.

LEGAL  PROCEEDINGS (Continued)

TMT CAPITAL CORPORATION LITIGATION (continued)

Belmont Media

On January 9, 2008 Belmont Media files suit against TMT for services provided to its subsidiary Bootie Beer Company. Belmont Media and the Company are currently in settlement negotiations.

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

BOOTIE BEER COMPANY LITIGATION

Please note that Bootie Beer Company has filed for bankruptcy and all pending claims will be handled through the bankruptcy process.

ITEM  1.

LEGAL  PROCEEDINGS (Continued)

BOOTIE BEER COMPANY LITIGATION (continued)

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

ITEM  1.

LEGAL  PROCEEDINGS (Continued)

BOOTIE BEER COMPANY LITIGATION (continued)

Casey Warehouse, LLC

On September 26, 2007, Casey Warehouse, LLC filed a complaint against Bootie Beer Company for approximately $17,859 plus interest for failing pay warehouse expenses when due.  The Bootie Beer Company is in the process of answering the complaint.

ITEM  2.

UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended June 30, 2008, the Company had the following unregistered common stock transactions:

The Company sold 2,615,351 shares of restricted common stock to various overseas third parties in private transactions exempt under Regulation S for net cash proceeds of $22,985.

The Company issued 16,790,000 shares of restricted stock to various consultants and advisors for business advisory and legal services.

The Company issued 24,999,999 shares of restricted stock to lenders as inducement to extend payment terms of certain notes payable which had become due.

The Company issued 28,500,000 shares of restricted stock to employees as compensation for employment and deferral of payment of salaries.

The Company issued 968,006 shares of restricted common stock as inducements for loans.

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

Dated: August 18, 2008

TMT CAPITAL CORPORATION

By:	/s/ Tania M. Torruella
Tania M. Torruella
Chief Executive Officer and Director