Form 10-Q/A
period 2008-06-30
TMT CAPITAL CORP
filed 2008-11-10
CIK 1204853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A
No. 1

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 195,788,687 shares of common stock were outstanding as of August 13,2008.

TMT CAPITAL CORPORATION

FORM 10-Q

ITEM 1.

FINANCIAL INFORMATION

TMT CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$297	$2,537
Prepaid Expenses	154,533	39,000
Other Current Assets	7,314	3,314
Total Current Assets	162,144	44,851
FIXED ASSETS
Fixed Assets	124,000	124,000
Total Fixed Assets	124,000	124,000
OTHER ASSETS
Debt Acquisition Costs (net)	13,612	31,944
Long Term Investments - Freedom	11,700,000	11,700,000
Patents	425	425
Total Other Assets	11,714,037	11,732,369
Assets of Discontinued Operations	2,744	3,813
Total Assets	$12,002,925	$11,905,033
LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$1,095,828	$810,930
Convertible debt	901,078	901,077
Notes payable, current portion	818,168	723,476
Current Portion of Note Payable - Officer	417,022	417,022
Note Payable - Shareholder	106,650	84,650
Total Current Liabilities	3,338,746	2,937,155
LONG-TERM LIABILITIES
2006 6% Convertible Debentures and Fair value of embedded derivative	1,464,960	1,367,470
Common Stock Warrant Liability	118,004	4,719,999
Note Payable - Officer	255,848	–
Convertible Debt, net of Debt Discount	–	–
Note payable, net of current portion	62,214	143,320
Total Long-Term Liabilities	1,901,026	6,230,789
Liabilities of Discontinued Operations	5,512,351	5,513,419
Total Liabilities	$10,752,122	$14,681,363
Minority Interest	(141,008)	(84,100)
STOCKHOLDERS’ DEFICIT
Preferred Stock	1,000	1,000
2,500,000 authorized shares, 1,000,000 and 0 shares issued and outstanding, $0.001 par value
Common Stock	199,688	103,254
200,000,000 authorized shares, $.001 par value 199,688,694 and 103,253,395 shares issued and outstanding
Treasury Stock	–	–
Shares to be Issued	2,500	7,000
Additional Paid-in-Capital	33,436,916	31,164,549
Subscription Receivable	(1,687,500)	(1,687,500)
Accumulated Deficit	(30,560,794)	(32,280,533)
Total Stockholders' Deficit	1,391,811	(2,692,230)
Total Liabilities Minority Interest and S/H Deficit	$12,002,925	$11,905,033

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30		For the six months ended June 30
	2008	2007	2008	2007
REVENUES/(Returns)	$–	$–	$–	$–
COST OF SALES	–	–	–	2,421
Gross Profit	–	–	–	(2,421)
MARKETING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES	798,936	721,852	1,966,060	2,261,524
Net Loss from Operations	(798,936)	(721,852)	(1,966,060)	(2,263,945)

OTHER INCOME AND EXPENSES:
Interest Income	0	327	3	30,445
Interest Expense	(397,142)	(524,101)	(807,017)	(1,171,368)
Gain on Forgiveness of Debt	–	–	–	–
Net change in fair value of Embedded derivative and Warrants	435,125	14,704,927	4,435,940	(433,371)
Total Other Income and Expenses	37,983	14,181,153	3,628,925	(1,574,294)
Less: Minority interest in net loss
Of subsidiary	35,410	–	56,908	–
Income (Loss) from continuing operations	(725,543)	13,459,301	1,719,774	(3,838,239)
Loss from discontinued operations	(25)	–	(35)	-
Net Income (Loss) before taxes	(725,568)	13,459,301	1,719,739	(3,838,239)
PROVISION FOR INCOME TAXES:
Income Tax Benefit (Expense)	–	–	–	–
Net Loss	$(725,568)	$13,459,301	$1,719,739	$(3,838,239)
Basic and Diluted Income (Loss) Per Common Share	$(0.01)	$0.20	$0.01	$(0.06)
Weighted Average number of Common Shares used in basic per share calculations	138,810,237	66,638,050	138,325,009	65,568,815

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

STATEMENT OF CASH FLOWS

	For the six months ended
	June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,719,739	$(3,838,239)
Net Income (Loss) from discontinued operations	(35)	(182,107)
Net Income (Loss) from continuing operations	1,719,774	(3,656,132)
Changes in operating assets and liabilities:
Amortization of Debt Discount	230,645	235,549
Amortization of debt acquisition costs	53,333	43,994
(Gain) / Loss of Change in fair value of
Embedded derivative and warrants	(4,435,940)	433,371
Non-cash stock option expense	419,585	1,500,000
Shares issued to employees as compensation	151,500	1,000
Paid interest expense in common stock	6,229	–
Shares Issued for Services	935,400	456,550
Shares issued as loan inducement	367,250	679,998
Minority interest in consolidated affiliate	(56,908)	–
(Incr)/Decr in A/R	1,067	–
(Increase)/Decrease in Prepaid Expenses	(115,533)	–
Increase/(Decrease) A/P and Accrued	411,331	225,164
Net cash provided by/ (used in) continuing operations	(312,267)	(80,506)
Net cash provided by (used in) discontinued operations	(35)	(256,054)
Net cash used in operating activities	(312,302)	(336,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Debt Financing	223,000	653,477
Payments of debt financing	(280,188)	(300,000)
Advances from Officer	463,848	50,730
Payments on advances from Officer	(186,000)	–
Proceeds from Notes Payable – Officer	–	–
Proceeds from Sale of Common Stock	89,402	37,883
Repurchase of Common Stock	–	(23,192)
Principal payments on debt	–	(50,730)
Net Cash Provided from financing activities	310,062	368,168
Net cash (used in) discontinued operations from	-	(44,473)
Net cash provided by financing activities	310,062	323,695
Net Increase (Decrease) in Cash	(2,240)	(12,865)
Cash Balance, Begin Period	2,537	21,773
Cash Balance, End Period	$297	$8,908

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

Notes Payables – June 2007 (continued)

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

The Company used the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the requirement to utilize FAS 133 is eliminated.  This debt was retired on January 31, 2008.  On that date, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 750,000 warrants at market price of common stock on the date of measurement of $0.32

NOTE 2 - FINANCING ARRANGEMENTS (Continued)

Notes Payables –November 2007 (continued)

per share, exercise price of $0.50, a risk-free interest rate of 3.45%, expected volatility of 399% and expected life of 4.50 years.  Based upon these assumptions, the fair value on the date the debt was retired was $239,999, which per FAS 133 is classified as equity and was credited to Additional paid in capital.

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

Stock Compensation Plan (continued)

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

	June 30, 2008
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

NIR Matter (continued)

the Noteholders are not entitled to recovery and we filed numerous counterclaims for damages caused by the Noteholders and their representative.  On May 8, 2008 a summary judgment is granted in favor of AJW Partners of $176,527.20, AJW Offshore of $1,176,848.40, AJW Qualified of $588,424.20, New Millennium of $19,614.14 plus interest at a rate of 15%.  NIR and the Company are engaged in settlement negotiations.

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

CRITICAL ACCOUNTING POLICIES  (continued)

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

Operating Expenses

Operating Expenses from continuing operations for the six months ended June 30, 2008 were $1,966,060 compared to $2,261,524 for the six months ended June 30, 2007. The decrease was caused by reduced professional services during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

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

Disclosure Controls (continued)

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

ITEM  1.

LEGAL  PROCEEDINGS

TMT CAPITAL CORPORATION LITIGATION

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

ITEM  1.

LEGAL  PROCEEDINGS  (Continued)

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

EXHIBITS

Exhibit 23.1 - Consent of Independent Registered Public Accounting Firm

Exhibit 31.1 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused  this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2008

TMT CAPITAL CORPORATION

By:	/s/ Tania M. Torruella
Tania M. Torruella
Chief Executive Officer and Director