Form 10KSB/A
period 2007-12-31
TMT CAPITAL CORP
filed 2008-11-13
CIK 1204853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A

Amendment No. 2

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

EXPLANATORY NOTE

TMT Capital Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-KSB/A, to amend our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2008 (the “Original Filing”).  The purpose of this Amendment No. 2 is to revise Item 8A “Controls and Procedures” and to revise the officers’ certifications attached as Exhibits 31.1 and 31.2 to comply with Item 601(b)(31) of Regulation S-K.

In connection with this Amendment No. 2, the Company’s principal executive officer and principal financial officer, with the assistance of the Company’s internal and external auditors, undertook the evaluation of the effectiveness of the design and operation of our controls and procedures, as discussed below.

Also in connection with this Amendment No. 2, the Company’s principal executive officer and principal financial officer, is providing new certifications, based on the management’s evaluation of the effectiveness of the design and operation of our controls and procedures, which strictly complies with the requirements of Item 601(b)(31) of Regulation S-K.

Except for the revisions described above, this Amendment No. 2 does not revise, update or in any way affect any information or disclosure contained in the Original Filing, including our financial statements or the "Management’s Discussion and Analysis of Financial Condition and Results of Operation" section.

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

Under the supervision and with the participation of our senior management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were, to the best of their knowledge, effective such that the information relating to Universal, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer caused this Amendment No. 2 to the Small Business Issuer’s report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Park, Florida on November 13, 2008.

TMT CAPITAL CORPORATION
(Small Business Issuer)

By:	/s/ TANIA M .TORRUELLA
Tania M. Torruella
Chief Executive officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Small Business Issuer and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TANIA M. TORRUELLA	Chief Executive Officer	November 13, 2008
Tania M. Torruella