Form 10-Q/A
period 2008-03-31
TMT CAPITAL CORP
filed 2008-11-14
CIK 1204853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

TMT Capital Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A, to amend our Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2008 (the “Original Filing”).  The purpose of this Amendment No. 1 is to revise Item 4T “Controls and Procedures” and to revise the officers’ certifications attached as Exhibits 31.1 and 31.2 to comply with Item 601(b)(31) of Regulation S-K.

In connection with this Amendment No. 1, the Company’s principal executive officer and principal financial officer, with the assistance of the Company’s internal and external auditors, undertook the evaluation of the effectiveness of the design and operation of our controls and procedures, as discussed below.

Also in connection with this Amendment No. 1, the Company’s principal executive officer and principal financial officer, is providing new certifications, based on the management’s evaluation of the effectiveness of the design and operation of our controls and procedures, which strictly complies with the requirements of Item 601(b)(31) of Regulation S-K.

Except for the revisions described above, this Amendment No. 1 does not revise, update or in any way affect any information or disclosure contained in the Original Filing, including our financial statements or the "Management’s Discussion and Analysis of Financial Condition and Results of Operation" section.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 13, 2008

TMT CAPITAL CORPORATION

By:	/s/ TANIA M. TORRUELLA
Tania M. Torruella
Chief Executive Officer and Director