Form 10-Q/A
period 2008-06-30
TMT CAPITAL CORP
filed 2008-11-14
CIK 1204853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

TMT Capital Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A, to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2008 (the “Original Filing”).  The purpose of this Amendment No. 2 is to revise Item 4T “Controls and Procedures” and to revise the officers’ certifications attached as Exhibits 31.1 and 31.2 to comply with Item 601(b)(31) of Regulation S-K.

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

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting her to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

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

5