Form 10-Q
period 2008-09-30
TMT CAPITAL CORP
filed 2008-11-19
CIK 1204853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
Or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  195,788,694 shares of common stock were outstanding as of September 30, 2008.

TMT CAPITAL CORPORATION

FORM 10-Q

ITEM 1.

FINANCIAL INFORMATION

TMT CAPITAL CORPORATION

COMMENTS TO FINANCIAL STATEMENTS

The Company’s auditor resigned as the Registrant’s certifying accountant on November 14, 2008, the filing deadline for the quarter ended September 30, 2008 .  In its resignation letter, Jaspers + Hall PC stated that the firm had reached a settlement with the Public Company Accounting Oversight Board and, as part of that settlement, Jaspers + Hall, PC will no longer be a registered firm with the PCAOB.  As a result of this resignation, the financial statements and related notes have not been reviewed by a certifying accountant.  The Company is currently speaking with potential new auditors and will file an amended 10Q after a new auditor is engaged and has the opportunity to perform its review.

TMT CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$	$2,537
Prepaid Expenses	156,203	39,000
Other Current Assets	7,314	3,314
Total Current Assets	163,501	44,851
FIXED ASSETS
Fixed Assets	124,000	124,000
Total Fixed Assets	124,000	124,000
OTHER ASSETS
Debt Acquisition Costs (net)	10,695	31,944
Long Term Investments – Freedom
Patents	425	425
Total Other Assets	11,120	32,369
Assets of Discontinued Operations	2,744	3,813
Total Assets	$301,472	$205,033
LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$1,000,055	$810,930
Convertible debt	525,625	901,077
Notes payable, current portion	910,717	723,476
Current Portion of Note Payable - Officer	417,022	417,022
Note Payable - Shareholder	107,020	84,650
Total Current Liabilities	3,060,439	2,937,155
LONG-TERM LIABILITIES
2006 6% Convertible Debentures and Fair value of embedded derivative	1,552,948	1,367,470
Common Stock Warrant Liability	29,504	4,719,999
Note Payable - Officer	271,662	––
Note payable, net of current portion	19,666	143,320
Total Long-Term Liabilities	1,873,780	6,230,789

Liabilities of Discontinued Operations	5,512,351	5,513,419
Total Liabilities	$10,446,,570	$14,681,363

Minority Interest	(155,551)	(84,100)

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred Stock	1,000	1,000
25,000,000 authorized shares, 1,000,000 and 0 shares issued and outstanding, $0.001 par value
Common Stock	195,789	103,254
200,000,000 authorized shares, $.001 par value 195,788,694 and 103,253,395 shares issued and outstanding
Shares to be Issued	2,500	7,000
Additional Paid-in-Capital	21,791,,316	19,464,549
Subscription Receivable	(1,687,500)	(1,687,500)
Accumulated Deficit	(30,292,652)	(32,280,533)
Total Stockholders' Equity / (Deficit)	9,989,547	(14,392,230)
Total Liabilities Minority Interest and S/H Equity / (Deficit)	$301,472	$205,033

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30		For the nine months ended September 30
	2008	2007	2008	2007
REVENUES/(Returns)	$––	$––	$––	$––
COST OF SALES	––	––	––	2,421
Gross Profit	––	––	––	(2,421)
MARKETING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES	215,009	5,455,813	2,181,069	7,717,222
Net Loss from Operations	(215,009)	(5,455,813)	(2,181,069)	(7,719,643)

OTHER INCOME AND EXPENSES:
Interest Income	0	124	3	30,568
Interest Expense	(147,789)	(709,426)	(954,807)	(1,880,793)
Gain on Settlement of Debt	527,896	––	527,896	––
Net change in fair value of Embedded derivative and Warrants	88,500	1,118,581	4,524,440	685,210)
Total Other Income and Expenses	468,607	409,279	4,097,533	(1,165,015)
Less: Minority interest in net loss
Of subsidiary	14,543	––	71,451	––
Income (Loss) from continuing operations	268,141	(5,007,240)	1,987,915	(8,845,364)
Loss from discontinued operations	––	––	(35)	––
Net Income (Loss) before taxes	268,141	(5,007,240)	1,987,880	(8,845,364)
PROVISION FOR INCOME TAXES:
Income Tax Benefit (Expense)	––	––	––	––
Net Loss	$268,141	$(5,007,240)	$1,987,880	$(8,845,364)
Basic and Diluted Income (Loss) Per Common Share	$(0.00)	$0.06)	$0.01	$(0.12)
Weighted Average number of Common Shares used in basic per share calculations	197,374,408	88,691,299	158,259,896	73,509,448

The accompanying notes are integral part of the consolidated financial statements

TMT CAPITAL CORPORATION

STATEMENT OF CASH FLOWS

	For the nine months ended
	September 30
	2008		2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)		$1,987,880	$(8,845,364)
Net Income (Loss) from discontinued operations		(35)	(276,877)
Net Income (Loss) from continuing operations		1,987,915	(8,568,487)
Changes in operating assets and liabilities:
Amortization of Debt Discount		318,633	496,004
Amortization of debt acquisition costs		56,250	81,911
(Gain) / Loss of Change in fair value of
Embedded derivative and warrants		(4,524,440)	(685,210)
Non-cash stock option expense		544,585	6,630,646
Shares issued to employees as compensation		151,500	1,000
Paid interest expense in common stock		6,229	––
Shares Issued for Services		860,900	504,550
Shares issued as loan inducement		367,251	979,998
Gain on settlement of notes payable		527,896	––
Minority interest in consolidated affiliate		(71,451)	(61,038)
(Incr)/Decr in A/R		1,067	––
(Increase)/Decrease in Prepaid Expenses		(117,293)	(29,000)
Increase/(Decrease) A/P and Accrued		618,002	412,275
Net cash provided by/ (used in) continuing operations		(328,749)	(237,251)
Net cash provided by (used in) discontinued operations		(35)	(263,690)
Net cash used in operating activities		(328,784)	(501,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Assets & Liabilities acquired in merger		––	21,640
Net cash provided by/ (used in) investing activities		––	21,640
Net cash provided by (used in) investing activities in discontinued operations		––	––
Net cash provided by / (used in) investing activities		––	21,640

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Debt Financing		223,000	785,144
Payments of debt financing		(280,188)	(378,822)
Advances from Officer		480,033	52,730
Payments on advances from Officer		(186,000)	––
Proceeds from Notes Payable – Officer		––	––
Proceeds from Sale of Common Stock		89,402	109,918
Repurchase of Common Stock		––	(23,192)
Principal payments on debt		––	(39,730)
Net Cash Provided from financing activities		326,247	506,048
Net cash (used in) discontinued operations from		––	(44,473)
Net cash provided by financing activities		326,247	461,575
Net Increase (Decrease) in Cash		(2,537)	(17,826)

Cash Balance, Begin Period		2,537	21,773
Cash Balance, End Period	$		$3,947

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

Freedom is a wireless reseller of cellular service, with capabilities to provide wireless service and branded cellular phones to customers throughout the United States and Canada. On October 19, 2007 Freedom wireless became a Mobile Virtual Network Operator (MVNO), which enables Freedom to sell value priced unlimited long distance and local wireless plans, and economically priced per minute plans. Freedom is branding their handsets and services under the names ZEBRAGSM™, ZEBRAGSM™ Unlimited and ZEBRAGSM™ Minute. Through its MNVO, Freedom eliminates the high-cost of building out network infrastructure. Freedom uses the high quality network and reliable infrastructure of third party telecoms. The ZEBRAGSM™ Unlimited plan has coverage of approximately 155 million potential customers in 24 of the 50 top US metropolitan markets. The ZEBRAGSM™  Minutes plan reaches approximately 300 million potential customers throughout the United States and Canada.

Freedom offers land line and cellular users a variety of value priced service plan options. Through ZEBRAGSM™ Unlimited, customers may select the basic unlimited long distance and local plan, or it may add other features, such as unlimited texting, unlimited picture messaging and multi-media or unlimited data . When customers travel outside of the ZEBRAGSM™ Unlimited coverage area, customers may look to the ZEBRAGSM™ Minutes plan for value priced per minute rates. Customers may select from six value priced ZEBRAGSM™ Minutes plans, beginning from $27 for 300 minutes. Additionally, customers may select value priced texting, picture messaging, data and international dialing.

ZEBRAGSM™ offers customers additional cost benefits because they may not have to purchase a new phone to receive the value priced service. If the wireless user already owns a GSM based phone, it may qualify for unlocking and be able to receive the ZEBRAGSM™ service via insertion of the ZEBRAGSM™ sim card. A SIM card, also known as a subscriber identity module, is a smart card that stores data for GSM cellular telephone subscribers. Such data includes user identity, location and phone number, network authorization data, personal security keys, contact lists and stored text messages. Security features include authentication and encryption to protect data and prevent eavesdropping.

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

Going Concern

Our unaudited financial statements for the nine months ended September 30, 2008, reflects net income of $1,987,880 and negative cash flows from continuing operations of ($328,749). The following non-cash items were key contributors to our net income – a gain on the fair value of embedded derivatives of $4,524,440, and a gain on settlement of certain notes payable of $527,896.  We also incurred significant non-cash expenses during the nine

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern (continued)

month period, including:  1) option grants and vesting - $544,585; 2) shares issued as inducements to creditors - $367,251; and 3) shares issued as payment for services - $860,900.

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

Segment Information

The Company currently operates in one business segment.  As of September 30, 2008, no significant activity has occurred outside of the Freedom Wireless Corporation line of business and TMT Capital.

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

Net Loss per Common Share

Basic and fully diluted income or loss per share is computed on the basis of the weighted average number of common shares outstanding.  For all periods for which the Company incurred losses, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive.  At September 30, 2008 and December 31, 2007 there were vested options outstanding to purchase 18,150,000 and 20,150,000 common shares, respectively, which may dilute future earnings per share.  At September 30, 2008 and December 31, 2007 there were non-vested options outstanding to purchase 1,000,000 and 2,000,000, respectively, common shares which may dilute future earnings per share.  Additionally, warrants to purchase 17,617,999 shares of common stock which may dilute future earnings per share remained outstanding with various investors.

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

Concentrations

None currently

Net Gain on Settlement of Litigation

During July 2008, the company resolved two lawsuits.  The first involved our creditor Dutchess which had acquired a note payable from another creditor.  The Company agreed to a settlement of $350,000, resulting in a gain on settlement of $147,496 relating to the reduction of principal and accrued interest.  The second involved our creditor, 21st Century.  The Company agreed to a settlement of $500,000, resulting in a gain on settlement of $380,400 relating to the reduction of principal and accrued interest.

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

NOTE 2 - FINANCING ARRANGEMENTS

Note Payable – Officer (Short Term)

The Bootie Beer Company, subsidiary had note payable to the Chief Executive Officer requiring  monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007. The balance outstanding at September 30, 2008 and December 31, 2007 was $417,022 and $417,022, respectively. In 2006, as part of a renegotiation, TMT guaranteed this note and is now jointly liable for the balance with Bootie.  .

Note Payable - Officer (Long - Term):

In April 2008, TMT executed a new Note Payable with the Chief Executive Officer of the Company. The amounts due under the Note accrue interest at 15% and are payable in April 2010. The balance outstanding on this note at September 30, 2008 and December 31, 2007 was $271,662 and $0, respectively.

Convertible Debentures

On June 6, 2005, we issued convertible debentures of $710,000 to 21st Century Technologies.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion.  The debenture is only convertible at 1/12th of the Face Amount after twelve months from the issuance date.  The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  The debentures are payable on June 6, 2008.  In July, 2008, the Company reached a settlement with the creditor for a total amount due, including interest, of $500,000.  The balance of this debenture as of September 30, 2008 is $500,000.

On June 10, 2005, we issued convertible debentures of $256,105 to Jane Butel, an individual.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at 100% of the average closing bid prices on the day of conversion.  The debenture is only convertible at 1/24th of the Face Amount after twelve months from the issuance date.  The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion.  The debentures are payable on June 10, 2008.  The balance of this debenture as of September 30, 2008 is $165,452.  This loan was acquired by another creditor of the Company, Dutchess.  In July, 2008, the Company reached a settlement with Dutchess for a total amount due, including interest, of $50,000.

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

The Company paid The National Investment Resources, LLC (NIR) a brokerage fee of $35,000.  The amount paid to NIR in connection with the Debentures was capitalized and will be charged to interest expense over the three-year term of the Debentures on a straight line basis as this approximates the effective interest method.  The amount of this capitalized debt acquisition cost charged as interest during the nine months ended September 30, 2008 was $8,750.  The net proceeds after deducting these brokerage fees, and other expenses, were utilized for working capital.

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

The Company is required to measure the fair value of the warrants and the embedded conversion feature to be calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture.  The fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of sale of $0.11 and $0.09 per share, respectively, exercise price of $0.20, risk-free interest rate of 4.95% and 4.63% respectively, expected volatility of 300-315% and expected life of seven years.  The relative fair value of the warrants totaled $642,326 and was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.  The portion of the relative fair value of the warrants charged to interest expense, using the effective interest method, for the three months ended September 30, 2008 was $43,818.

The fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes valuation model with the following assumptions: (i) the market price of the common stock on the date of sale of $0.11 and $0.09 per share, respectively, (ii) the conversion equal to 50% of the market price, (iii) the risk free interest rate of 4.95% and 4.63% respectively (iv) expected volatility of 300% - 315% and (v) expected life of three years.  The relative fair value of the embedded conversion feature of $657,673 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.  The portion of the fair value of the embedded conversion feature charged to interest expense, using the effective interest method, for the three months ended September 30, 2008 was $44,170.

September 2006 Issuances

Convertible Secured Debentures due September 20, 2009: 6% per annum	$700,000
Common Stock Warrant liability	$(366,657)
Embedded derivative liability	$(333,343)
Convertible Debenture as the date of sale	$––
Amortization of discount on warrants & embedded feature as of September 30, 2008	$150,879
Conversion of debentures through September 30, 2008,	$––
Convertible Secured Debenture Liability as of September 30, 2006	$150,879
Embedded Derivative Liability	700,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$850,879

NOTE 2 - FINANCING ARRANGEMENTS (Continued)

Convertible Debentures (continued)

November 2006 Issuances

Convertible Secured Debentures due November 09, 2009: 6% per annum	$600,000
Common Stock Warrant liability	$(275,669)
Embedded derivative liability	$(324,331)
Convertible Debenture as the date of sale	$––
Amortization of discount on warrants & embedded feature as of September 30, 2008	$102,069
Conversion of debentures through September, 2008	$––
Convertible Secured Debenture Liability as of September 30, 2008	$102,069
Embedded Derivative Liability	600,000
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$702,069

Total – 2006 Convertible Secured Debentures

Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$1,552,948

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

The Company uses the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period until the debt is extinguished. On September 30, 2008, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 7,000,000 and 6,000,000 warrants at market price of common stock on the date of measurement of $0.002 per share, exercise price of $0.20, a risk-free interest rate of 2.98%, expected volatility of 580% and expected life of 5.00 years. The fair value of the warrants was $26,000 at September 30, 2008, a decrease of $4,133,999 from the $4,159,999 recorded as of December 31, 2007. This decrease of the fair value of the warrants was credited to the Statements of Operations as a reduction to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

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

NOTE 2 - FINANCING ARRANGEMENTS (Continued)

Convertible Debentures (continued)

Until the debt is retired, the Company uses the Black-Scholes valuation model to measure the fair value of warrants on the date of each reporting period. On September 30, 2008, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 1,000,000 warrants at market price of common stock on the date of measurement of $0.002 per share, exercise price of $0.55, a risk-free interest rate of 2.98%, expected volatility of 580% and expected life of 3.5 years.  The fair value of the warrants as of September 30, 2008 was $2,000, a decrease of $317,996 from the $319,996 fair value recorded at December 31, 2007.  This decrease of the fair value of the warrants was credited to the Statements of Operations as an decrease to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and reduced the Condensed Balance Sheet: Common Stock Warrants Liabilities.

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

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants on the date of each reporting period until the requirement to utilize FAS 133 is eliminated.  On September 30, 2008, the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 750,000 warrants at market price of common stock on the date of measurement of $0.002 per share, exercise price of $0.50, a risk-free interest rate of 2.98%, expected volatility of 580% and expected life of 4.3 years.  The fair value of the warrants was $1,500 as of September 30, 2008, a decrease of $72,444 from the $73,944 recorded at inception.  This decrease of the fair value of the warrants was credited  to the Statements of Operations as an decrease to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and decreased the Condensed Balance Sheet: Common Stock Warrants Liabilities.

Note Payable – March 2008

During March 2008, an  unrelated party entered into an agreement to loan the Company $8,000 for  24 months, with interest at eighteen  percent per annum, due at maturity.

NOTE 3 - SHAREHOLDERS’ EQUITY

Preferred Stock, Series A

The Company has 5,000,000 preferred shares authorized, par value of $.001, and 1,000,000 and 0 shares outstanding as September 30, 2008 and December 31, 2007, respectively.

Shares of Series A Preferred Stock have one hundred (100) votes per share and, except where required by law, shall vote with the Common Stock as a single class upon any matters submitted to the shareholders for a vote, including, but not limited to, the election of directors.

Preferred Stock, Series B

The Company has 20,000,000 preferred shares authorized, par value of $.001, and 0 and 0 shares outstanding as September 30, 2008 and December 31, 2007, respectively.

Common Stock

The Company has 200,000,000 shares of common stock authorized and 195,788,694 and 123,815,338 outstanding, as of September 30, 2008 and December 31, 2007, respectively.

NOTE 3 - SHAREHOLDERS’ EQUITY (Continued)

Common Stock (continued)

During the three months ended September 30, 2008, the Company had the following common stock transactions:

1.

4,500,000 shares of common stock were returned to TMT that had been issued in 2008 for legal fees;

2.

600,000 shares of common stock were issued as compensation for legal fees.

On December 29, 2005, we sold 5,000,000 shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV ONE.  These shares were subsequently issued during the three months ended March 31, 2006.  At September 30, 2008, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. This transaction has resulted in a lawsuit between the Company and Mercatus, which was settled on October 31, 2007. Mercatus has retuned the initial stock certificate issued related to this sale of common stock.  See Note 7, Litigation and see “Subsequent Event”.

On December 29, 2005, we sold 5,000,000 additional shares of common stock for $1,687,500 to Mercatus & Partners, Limited, SICAV TWO. These shares were subsequently issued during the three months ended March 31, 2006. At September 30, 2008, and through the date of this report, we had not yet received the proceeds from the sale of these shares of common stock. This transaction has resulted in a lawsuit between the Company and Mercatus, which was settled on October 31, 2007.  See Note 7, Litigation and see “Subsequent Event”.

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

The Company issued stock options in 2004, 2005, 2006 and 2007.  As of September 30, 2008, there were 18,150,000 vested and 1,000,000 stock options which vest at various times over the next year.  The strike price for 650,000 options is $0.35; all other stock options have an exercise price of $0.001.

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

	Weighted Average Number of Shares	Exercise
		Price
Outstanding at December 31, 2004	1,750,000	$.01
2005
Granted	5,000	$.01
Exercised	0	$.00
Cancelled	0	$.00
Outstanding at December 31, 2005	1,755,000	$.01
2006
Granted	0	$.00
Exercised	0	$.00
Cancelled	(1,505,000)	$.01
Outstanding at December 31, 2006	250,000	$.01

NOTE 3 - SHAREHOLDERS’ EQUITY (Continued)

Stock Compensation Plan (continued)

	Weighted Average Number of Shares	Exercise
		Price
2007
Granted	0	.00
Exercised	(50,000)	$.00
Cancelled	0	$.00
Outstanding at December 31, 2007	200,000	$.01
2008
Granted	0	$.00
Exercised	0	$.00
Cancelled	0	$.00
Outstanding at September 30, 2008	200,000	$.01
Options exercisable at September 30, 2008	200,000	$.01
Options exercisable at December 31, 2007	200,000	$.01

The following tables summarize information about fixed stock options outstanding and exercisable at September 30, 2008.

Stock Options Outstanding
Number of Shares Outstanding	Remaining Contractual Life in Years	Weighted- Average Exercise Price
200,000	1.75	$.01
200,000	1.75	$.01

The Company has elected to follow SFAS 123R in accounting for its employee stock options. Accordingly, compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options is below the market price of the Company's common stock on the date of grant.

Also, the Company has granted selected executives and other key employee’s stock option awards, whose vesting is contingent continued employment. The exercise price of each option, which has a five-year life, is $.001 per share which was equal to the par value price of the Company's common stock on the date of grants.  Options for 1,000,000 shares of the Company’s common stock vest on January 1, 2009.  All other options are fully vested.  A summary of the status of the Company's performance-based stock option plan as of September 30, 2008 and December 31, 2007, and changes during the periods ended on those dates is presented below:

	Weighted Average	Exercise
	Number of Shares	Price
Outstanding at December 31, 2005	965,000	$0.01
Granted	650,000	$0.35
Exercised	(309,000)	$0.01
Cancelled	(506,000)	$0.01
Outstanding at December 31, 2006	800,000	$0.29
Granted	19,500,000	$0.001
Exercised	(1,000,000)	$0.001
Cancelled	(150,000)	$0.35
Outstanding at December 31, 2007	19,150,000	$0.001
Granted	4,000,000	$0.001
Exercised	5,000,000	$0.001
Cancelled	––	––
Outstanding at September 30, 2008	18,150,000	$0.001

NOTE 3 - SHAREHOLDERS’ EQUITY (Continued)

Stock Compensation Plan (continued)

Warrants

During the year to date period ended September 30, 2008, the Company granted warrants to acquire common stock as follows:

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

	Weighted Average	Exercise
	Number of Shares	Price
Outstanding at December 31, 2005	468,000	$1.00
Granted	13,000,000	$0.20
Exercised	––	––
Cancelled	––	––
Outstanding at December 31, 2006	13,468,000	$0.23
Granted	3,374,999	$0.61
Exercised	––	––
Cancelled	––	––
Outstanding at December 31, 2007	16,842,999	$0.28
Granted	775,000	$0.50
Exercised	––	––
Cancelled	––	––
Outstanding at September 30, 2008	17,617,999	$0.29

NOTE 4 - INCOME TAXES

Since the Company has not generated taxable income, no provision for income taxes has been provided.

Through September 30, 2008, the Company incurred net operating losses for federal tax purposes of approximately $30,841,000. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company's total deferred tax asset is as follows:

September 30, 2008
Tax benefit of net operating loss carry-forward	$12,224,000
Valuation allowance	(12,224,000)
$––

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2008	December 31, 2007
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax.	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	––	––

Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE 5 - COMMITMENTS AND CONTIGENCIES

Office Space Leases

The Company current is in a month-to-month rental agreement, with a physical presence at 1890 Kentucky Avenue, Winter Park, FL  32879.

NOTE 6 - RELATED PARTY TRANSACTIONS

Note Payable – Officer (Short - Term)

The Bootie subsidiary had note payable to the Chief Executive Officer required monthly payments of $8,000 (principal and interest) from July 29, 2005 through December 31, 2005, and monthly payments of $32,640 from January 29, 2006 through July 29, 2007.  The balance outstanding at September 30, 2008 and December 31, 2007 was $417,022 and $417,022, respectively. In 2006, as part of a renegotiation, TMT guaranteed this note and is now jointly liable for the balance with Bootie. This note is now due on demand.

Note Payable - Officer (Long - Term):

In April 2008, TMT executed a new Note Payable with the Chief Executive Officer of the Company.  The amounts due under the Note accrue interest at 15% and are payable in April 2010.  The balance outstanding on this note at September 30, 2008 and December 31, 2007 was $271,662 and $0, respectively.

Note Payable – Shareholder

The Bootie Beer Company, subsidiary owes a shareholder $2,895,127 and $2,895,127 as of September 30, 2008 and December 31, 2007, respectively, under the terms of promissory notes dated July 2005 and September 2005.  Per the agreements, the subsidiary is accruing interest at a 6% per annum.  These amounts are included in the bankruptcy filings and are listed as “Liabilities of Discontinued Operations” on the Consolidated Balance Sheet.

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

NOTE 7 – LITIGATION (Continued)

TMT CAPITAL CORPORATION LITIGATION (continued)

Belmont Media

On January 9, 2008 Belmont Media files suit against TMT for services provided to its subsidiary Bootie Beer Company. Belmont Media and the Company are currently in settlement negotiations.

Dutchess Private Equity Fund

On February 8, 2008 Dutchess Files complaint against TMT for money owed by its Subsidiary Bootie Beer Company, this case is pending.  On July 28, 2008, Dutchess received a judgement in the amount of $350, 000, which also included a Jane Butel debenture.

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

The Stans Foundation

On August 8, 2007, the Stans Foundation, a shareholder of the Company, filed a complaint for approximately $2,950,000 for loans made to our Bootie subsidiary. The Company intends to defend itself in this action.  Bootie is negotiating with the Stans Foundation towards a resolution of this matter.

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

United Grafix

On January 4, 2006, United Grafix filed a complaint against our Bootie subsidiary for approximately $8,913 for failing to pay advertising expenses when due.  On February 6, 2006 the parties entered into a Stipulation of

NOTE 7 – LITIGATION (Continued)

BOOTIE BEER COMPANY  LITIGATION (continued)

United Grafix (Continued)

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

NOTE 8 - SUBSEQUENT EVENTS

On 10/17/2008 The company issued 600,000 shares of common stock for legal compensation.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains a comparison of the results of operations for the three and nine months ended September 30, 2008 and the same period in 2007.  This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10K-SB for the year ended December 31, 2007.

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

Freedom is a wireless reseller of cellular service, with capabilities to provide wireless service and branded cellular phones to customers throughout the United States and Canada. On October 19, 2007 Freedom wireless became a Mobile Virtual Network Operator (MVNO), which enables Freedom to sell value priced unlimited long distance and local wireless plans, and economically priced per minute plans. Freedom is branding their handsets and services under the names ZEBRAGSM™, ZEBRAGSM™ Unlimited and ZEBRAGSM™ Minute. Through its MNVO, Freedom eliminates the high-cost of building out network infrastructure. Freedom uses the high quality network and reliable infrastructure of third party telecoms. The ZEBRAGSM™ Unlimited plan has coverage of approximately

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

155 million potential customers in 24 of the 50 top US metropolitan markets. The ZEBRAGSM™  Minutes plan reaches approximately 300 million potential customers throughout the United States and Canada.

Freedom offers land line and cellular users a variety of value priced service plan options. Through ZEBRAGSM™ Unlimited, customers may select the basic unlimited long distance and local plan, or it may add other features, such as unlimited texting, unlimited picture messaging and multi-media or unlimited data . When customers travel outside of the ZEBRAGSM™ Unlimited coverage area, customers may look to the ZEBRAGSM™ Minutes plan for value priced per minute rates. Customers may select from six value priced ZEBRAGSM™ Minutes plans, beginning from $27 for 300 minutes. Additionally, customers may select value priced texting, picture messaging, data and international dialing.

ZEBRAGSM™ offers customers additional cost benefits because they may not have to purchase a new phone to receive the value priced service. If the wireless user already owns a GSM based phone, it may qualify for unlocking and be able to receive the ZEBRAGSM™ service via insertion of the ZEBRAGSM™ sim card. A SIM card, also known as a subscriber identity module, is a smart card that stores data for GSM cellular telephone subscribers. Such data includes user identity, location and phone number, network authorization data, personal security keys, contact lists and stored text messages. Security features include authentication and encryption to protect data and prevent eavesdropping.

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

THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Net Revenues

Net revenues for the three months ended September 30, 2008 were $ - 0 - compared to $ - 0 - for the three months ended September 30, 2007. This reflects our decision to terminate our activities within the malt beverage market.  Freedom has not generated any revenue in the three months ended September 30, 2008.

Operating Expenses

Operating Expenses from continuing operations for the three months ended September 30, 2008 were $215,009 compared to $5,455,813 for the three months ended September 30, 2007. The decrease was caused by the granting with immediate vesting of 18,500,000 options, with an option expense of $4,950,000, related to the Freedom acquisition during the quarter ended September 30, 2007, compared to only minimal vesting and related expenses during the quarter ended September 30, 2008.

Other Income

In the three months ended September 30, 2008, there was a net decrease of $88,500 in the fair value of common stock warrants and embedded derivative liabilities recorded as a credit (non-cash item) compared to the fair values as of the end of the prior quarter.  Additionally, during the three months ended September 30, 2008, the Company received a gain on settlement of debt of $527,896 relating to the finalization of two claims.  In the three months ended September 30, 2007, however, we had a net decrease of $1,118,581 in the fair value of common stock warrants and embedded derivative liabilities recorded as a credit (non-cash item) compared to the fair values as of the end of the prior quarter, and no gains or losses related to any settlements.

Net Income (Loss)

Net income for the three months ended September 30, 2008 was $268,141 compared to net loss of $5,007,240 for the three months ended September 30, 2007.  The significant reduction in the net loss relates to the vesting of 15,000,000 option grants in the 2007 quarter compared to minimal vesting in the 2008 quarter, and gains recognized from the settlement of debt.

Basic and Diluted Loss per Share

Our basic and diluted income per share for the three months ended September 30, 2008 was $0.00 compared to basic and diluted loss per share of  ($0.06) for the three months ended September 30, 2007.  The significant reduction in

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Basic and Diluted Loss per Share (Continued)

the net loss relates to the vesting of 15,000,000 option grants in the 2007 quarter, compared to minimal vesting in the 2008 quarter, and gains recognized from the settlement of debt.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Net Revenues

Net revenues for the nine months ended September 30, 2008 were $ - 0 - compared to $ - 0 - for the nine months ended September 30, 2007.  This reflects our decision to terminate our activities within the malt beverage market.  Freedom has not generated any revenue in the three months ended September 30, 2008.

Operating Expenses

Operating Expenses from continuing operations for the nine months ended September 30, 2008 were $2,181,069 compared to $7,717,222 for the nine months ended September 30, 2007. The decrease was caused by the granting with immediate vesting of 18,500,000 options, with an option expense of $4,950,000, related to the Freedom acquisition during the quarter ended September 30, 2007, compared to only minimal vesting and related expenses during the quarter ended September 30, 2008.

Other Income

In the nine months ended September 30, 2008, there was a net decrease of $4,524,440 in the fair value of common stock warrants and embedded derivative liabilities recorded as a credit (non-cash item) compared to the fair values as of the date of inception, or the end of the prior year, of the convertible debentures.  Additionally, during the nine months ended September 30, 2008, the Company received a gain on settlement of debt of $527,896 relating to the finalization of two claims. In the nine months ended September 30, 2007, however, we had a net decrease of $685,210 in the fair value of common stock warrants and embedded derivative liabilities recorded as a credit (non-cash item) compared to the fair values as of the date of inception, or the end of the prior year, of the convertible debentures, and no gains or losses related to any settlements.

 Net Income (Loss)

Net income for the nine months ended September 30, 2008 was $1,987,880 compared to a net loss of ($8,845,364) for the nine months ended September 30, 2007.  The swing to income from a loss relates to the vesting of 15,000,000 option grants in 2007 quarter related to the Freedom acquisition, compared to minimal vesting in the 2008 quarter, the net reduction in value of the embedded derivatives and warrants, and gains recognized from the settlement of debt..

Basic and Diluted Loss per Share

Our basic and diluted income per share for the nine months ended September 30, 2008 was $0.01 compared to loss per share of  ($0.12) for the nine months ended September 30, 2007.  The swing to a profit from a loss is a direct result of the net reduction in value of the embedded derivatives and warrants, a reduction of option grants, and gains recognized from the settlement of debt.

Liquidity and Capital Resources

As of September 30, 2008, our total current assets were $163,501 and our total current liabilities were $3,060,333.  Our Stockholder's Equity at September 30, 2008 was $1,710,452.

As of September 30, 2008, we had total liabilities of $10,445,464 and incurred interest expenses in the three months ended September 30, 2008 of $147,789.  Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future, to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS (Continued)

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

SUBSIDIARIES

As of September 30, 2008, TMT  owns 51% of its subsidiary Freedom.

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

ITEM 4T.

CONTROLS AND PROCEDURES (Continued)

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

ITEM  1.

LEGAL  PROCEEDINGS (Continued)

TMT CAPITAL CORPORATION LITIGATION (continued)

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

Dutchess Private Equity Fund

On February 8, 2008 Dutchess Files complaint against TMT for money owed by its Subsidiary Bootie Beer Company, this case is pending.  On July 28, 2008, Dutchess received a judgement in the amount of $350, 000, which also included a Jane Butel debenture.

Weed & Co., LLP

On February 27, 2008 Weed & Co., LLP filed complaint against TMT for approximately $2,550 for legal services.  On April 1, 2008 TMT Capital and Weed & Co, reached an agreement and settled this case. The terms of the settlement agreement are confidential.

ITEM  1.

LEGAL  PROCEEDINGS (Continued)

TMT CAPITAL CORPORATION & BOOTIE SUBSIDIARY LITIGATION

Gemstone Matter

On August 19, 2005, Gemstone Securities, LLC made a formal demand under Rule R-4 of the Commercial Arbitration Rules of the American Arbitration Association that a contract dispute with Bootie Holdings Corporation be arbitrated in Tampa, Florida by the American Arbitration Association in conformance with the parties' contractual arrangement.  The parties to the dispute include Bootie Holdings Corporation, Gemstone Securities, LLC and Jane Butel Corp. d/b/a Bootie Holdings Corporation.  Gemstone alleges the Company breached a March 2005 contract in which it was agreed that Gemstone would advise and assist the Company in securing and facilitating a reverse merger transaction and in securing funding with an institutional investor and/or accredited investor.  Gemstone is requesting the payment of all commissions, attorneys’ fees, costs and the granting of warrants associated with the alleged breach of agreement.  The remedy sought consists of $48,000 as the value of 2% of the 200,000,000 authorized shares of Jane Butel Corporation; $90,000 which is 9% of what is believed to have been a $1,000,000 bridge financing; payment of a 7% commission on any long term funding; and the granting of certain warrants.  We have responded to the demand and have denied all allegations and allege that claimant made numerous material misrepresentations of fact. The Company is still in the process of negotiating a settlement..

The Stans Foundation

On August 8, 2007, the Stans Foundation, a shareholder of the Company, filed a complaint for approximately $2,950,000 for loans made to our Bootie subsidiary.  The Company intends to defend itself in this action.  Bootie is negotiating with the Stans Foundation towards a resolution of this matter.

The Alison Group

On October 18, 2006 The Alison Group filed a complaint for approximately $40,232 for failing to services rendered when due.  On December 21, 2006, The Alison Gro received a judgment against our Bootie subsidiary for $49,441.

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

ITEM  1.

LEGAL  PROCEEDINGS (Continued)

BOOTIE BEER COMPANY LITIGATION (continued)

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

UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended September 30, 2008, the Company had the following unregistered common stock transactions:

The Company retired 4,500,000 shares of restricted stock previously issued a lawyer and law firm.  The recipients determined they could not accept the common stock.

The Company issued 600,000 shares of restricted stock to various consultants and advisors for business advisory and legal services.

ITEM  3.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM  4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM  5.

OTHER INFORMATION

Not Applicable.

ITEM  6.

EXHIBITS

       Exhibit 31. - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       Exhibit 32. - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused  this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2008

TMT CAPITAL CORPORATION

By:	/s/ Tania M. Torruella
Tania M. Torruella
Chief Executive Officer and Director